Form 10-Q
IWERKS ENTERTAINMENT INC
filed 1996-05-20
CIK 830404

===========================================================================

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1996

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                      Commission file number  0-22558

                        IWERKS ENTERTAINMENT, INC.
          (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

     Delaware                                   95-4439361
(STATE OR OTHER JURISDICTION         (I.R.S. EMPLOYER IDENTIFICATION NO.)
 OF INCORPORATION  OR ORGANIZATION)

                         4540 West Valerio Street
                      Burbank, California  91505-1046
           (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

                              (818) 841-7766
           (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes      X        No

     As of May 10, 1996, the Registrant had 11,131,746 shares of Common Stock, $.001 par value, issued and outstanding.
========================================================================

                        IWERKS ENTERTAINMENT, INC.

                                   INDEX


                                                                       PAGE
                                                                       ----

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
-----------------------------

Condensed Consolidated Balance Sheets as of March 31, 1996
and June 30, 1995                                                         2

Condensed Consolidated Statements of Operations for the Three
and Nine Months ended March 31, 1996 and 1995                             4

Condensed Consolidated Statements of Cash Flows for the Nine
Months Ended March 31, 1996 and 1995                                      5

Notes to the Condensed Consolidated Financial Statements                  6


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
------------------------------------------------
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS                        8
     ---------------------------------------------

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS                                               12
--------------------------
ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                12
-----------------------------------------
Signatures                                                               13

                        IWERKS ENTERTAINMENT, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                  ASSETS

                                              March 31,            June 30,
                                                1996                 1995
                                              --------             -------
                                             (unaudited)
Current assets:

  Cash and cash equivalents                   $7,210,779        $13,813,975

  Investment in debt securities               10,362,548          4,536,727

  Trade accounts receivable, net of
    allowance for doubtful accounts            4,555,523          6,458,720

  Costs and estimated earnings in excess
    of billings on uncompleted contracts       4,710,547          2,811,292

  Inventories                                  3,251,772          2,142,382

  Related party receivables and other            471,242            401,595
                                              ----------        -----------

    Total current assets                      30,562,411         30,164,691

  Investment in debt securities, excluding
    current portion                            5,745,243         2,234,983

  Properties, net:

  Portable simulation theaters at cost,
    net of accumulated depreciation            9,446,708         10,334,456

  Property and equipment at cost, net of
  accumulated depreciation and amortization    3,652,682          4,884,202

  Film inventory at cost, net of
    amortization                               3,433,509          4,874,332
                                               ---------          ---------

                                              16,532,899         20,092,990

Goodwill, net of amortization                 17,586,138         18,264,772

Other assets                                     742,936            868,616
                                             -----------        -----------

Total assets                                 $71,169,627        $71,626,052
                                             ===========        ===========

See accompanying notes.

                        IWERKS ENTERTAINMENT, INC.
             CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                                  March 31,        June 30,
                                                    1996             1995
                                                  --------         -------
                                                 (unaudited)
Current liabilities:
  Accounts payable and accrued expenses        $11,732,972      $12,676,461

  Notes payable to related parties,
    current portion                                445,173          423,638
  Notes payable and capital leases,
    current portion                                885,471        1,558,026
  Billings in excess of costs and estimated
    earnings on uncompleted contracts            2,120,478        2,530,094

 Deferred revenue                                 430,734        1,933,819
                                                ----------      -----------
  Total current liabilities                     15,614,828       19,122,038


Notes payable to related parties, excluding
  current portion                                  584,464          823,534
Notes payable and capital leases
  excluding current portion                        390,333        1,306,867
                                                ----------        ---------

Total liabilities                               16,589,625       21,252,439

Stockholders' equity:
  Common stock and paid-in capital, $.001
    par value, 20,000,000 shares authorized,
    issued and outstanding 10,870,325 and
    10,591,764, respectively                    75,286,765       73,202,960
  Deficit                                     (20,706,763)     (22,829,347)
                                              ------------     ------------
Total stockholders' equity                      54,580,002       50,373,613
                                             -------------    -------------

Total liabilities and stockholders'
  equity                                       $71,169,627      $71,626,052
                                               ===========      ===========


See accompanying notes.

                        IWERKS ENTERTAINMENT, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                               For the three months ended       For the nine months ended
                                        March 31,                       March 31,
                                  1996           1995             1996           1995
                               --------------------------       -------------------------
Revenue                       $13,825,491     $10,837,918      $37,128,392    $32,547,045

Cost of sales                   7,642,055      12,201,084       21,601,011     25,344,721
                              -----------     ------------     -----------    -----------

Gross margin                    6,183,436      (1,363,166)      15,527,381      7,202,324

Selling, general, and
  administrative expenses       4,921,394       7,124,838       13,742,138    17,321,480

Research and development          110,326         186,893          269,248       716,283
                              -----------      -----------      ----------     ----------
Income (loss)
  from operations               1,151,716      (8,674,897)       1,515,995   (10,835,439)
Interest income                   299,268         224,080          891,573       699,225


Interest expense                   72,953         160,076          284,984       409,617
                               ----------       ----------      ----------     ----------

Net income (loss)              $1,378,031     ($8,610,893)      $2,122,584   (10,545,831)
                               ==========      ===========      ==========    ===========
Net income (loss)
  per common share                  $0.12          ($0.85)           $0.18        ($1.05)
                               ==========      ===========      ==========    ===========

Weighted average
  shares outstanding           11,893,415      10,120,696       11,611,526    10,050,718
                               ==========      ===========      ==========    ===========

See accompanying notes.

                        IWERKS ENTERTAINMENT, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                               For the nine months ended
                                                        March 31,
                                                        --------
                                                1996               1995
                                                ----               ----
OPERATING ACTIVITIES
Net cash provided by operating
   activities                                $4,908,248         $1,104,388

INVESTING ACTIVITIES
Investment in limited partnership                      -          (213,640)
Investment in portable simulation
   theaters                                    (139,600)          (291,353)
Purchases of property and equipment            (363,081)        (1,706,212)
Additions to film inventory                    (349,866)        (2,812,318)
Sale (purchase) of debt
   securities                                (9,326,081)         2,787,464
Acquisition of minority interest                      -         (1,600,000)
                                             -----------        -----------
   Net cash used in investing
     activities                             (10,178,628)        (3,836,059)

FINANCING ACTIVITIES
Proceeds from issuance of debt                        -          1,857,589
Repayment of notes payable from
   related parties                             (217,535)          (106,969)
Repayment of notes payable                   (1,496,075)        (1,448,877)
Payments on capital leases                      (93,015)           (88,613)
Exercise of stock options                       235,271            165,621
Exercise of warrants                            225,552                  -
Retirement of Stock                            (250,000)                 -
Other                                           262,986             98,621
                                             -----------        -----------
   Net cash provided (used) by
     financing activities                    (1,332,816)           477,372

                                             -----------         ----------
Net increase (decrease) in cash              (6,603,196)        (2,254,299)

Cash and cash equivalents
   at beginning of period                    13,813,975          8,457,883
                                            ------------        -----------
Cash and cash equivalents at
   end of period                             $7,210,779         $6,203,584
                                             -----------         ----------

Supplemental disclosures of cash
   flow information

   Cash paid during the period for:
     Interest, net of amount capitalized       $321,689           $319,922
                                              ==========         ==========
     Income taxes                              $      -           $      -
                                              ==========         ==========

Supplemental disclosures of non-cash
   activities

   Accrued expenses decreased by $1.6 million and stockholders' equity increased by corresponding amounts resulting from the class action litigation settlement agreement completed during the three months ended December 31, 1995.



See accompanying notes.

                        IWERKS ENTERTAINMENT, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)


Note 1 - Introduction
---------------------
     The accompanying condensed consolidated financial statements of Iwerks Entertainment, Inc. (the "Company") have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 1996 and the results of its operations for the three and nine months ended March 31, 1996 and 1995 and the cash flows for the nine months ended March 31, 1996 and 1995 have been included. The results of operations for interim periods are not necessarily indicative of the results which may be realized for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's latest Annual Report on Form 10-K as filed with the SEC (file no. 0-22558).

Note 2 - Net Income (Loss) Per Common Share
-------------------------------------------
     The net income (loss) per share for the three and nine month periods ended March 31, 1996 and 1995 are based on the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consisting of outstanding stock options and warrants have been included in the calculation to the extent they are dilutive. Fully diluted amounts for the three and nine months ended March 31, 1996 do not materially differ from the amounts presented herein.

Note 3 - Investment in Debt Securities
--------------------------------------
     In accordance with the Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities (Special Report - November 1995), the Company has reassessed the classification of its investments in debt securities under Statement 115. At December 31, 1995, the investment in debt securities is classified as available-for-sale and is stated at fair value, with the unrealized gains and losses, net of tax, reported in stockholders' equity. The unrealized gain included in stockholders' equity at March 31, 1996 is $10,000.

Note 4 - Litigation
-------------------
     The Company reached an agreement with the plaintiffs to settle all pending shareholder class action suits against the Company and certain of its officers and directors in the United States District Court for the Central District of California. The principal terms of the agreement call for the establishment of a settlement fund consisting of: (1) $1.75 million, to be paid by the Company's insurance carrier (with any unclaimed amounts being returned to the carrier); and (2) 250,000 shares of the Company's common stock and 500,000 warrants to purchase the Company's common stock, to be issued by the Company (with any unclaimed stock or warrants being returned to the Company). The warrants will be exercisable for a period of three years from the date of issuance, and the exercise price will be $2.00 below the average trading price of the Company's stock during the 30 days following May 3, 1996. The Company will receive the proceeds from the exercise of the warrants if and when they are exercised. The Company previously took a charge against earnings in the fourth quarter of fiscal 1995 to reflect the anticipated costs of the settlement.

   In the class action litigation referred to above, 108 class members have opted out of the class and are not included in the settlement. One of the individuals not included in the settlement, Fred Hollingsworth III, a former director of Iwerks Entertainment, Inc. and former chief executive officer and founder of Omni Films International, Inc., individually filed on April 15, 1996 a complaint against Iwerks Entertainment, Inc. and certain of its current and former officers and directors. The complaint seeks unspecified damages arising from alleged misstatements in connection with the acquisition by Iwerks of Omni Films International, Inc. in May
1994.   The Company has not yet filed an answer to the complaint and intends to vigorously defend against the action. There can be no assurance that others not included in the settlement will not file similar claims in the future.

Note 5 - Restructuring Charges
------------------------------
     The major components of the restructuring plan adopted in fiscal 1995 as it related to the closure of the Sarasota, FL facility included the termination of employees, cancellation of leases and the write-off of
certain property and equipment.   The restructuring plan was executed over
the period from April 1995 to November 1995.   Since the operations of the
Sarasota, FL facility are being incorporated into the Company's Burbank, CA facility, there was no effect on revenues or net operating income other than the costs associated with the restructuring.
     Termination benefits totaling $250,000 for 32 employees as described in Note 2 to the Consolidated Financial Statements for the fiscal year ended June 30, 1995 were accrued in the third quarter of fiscal 1995. The termination benefits were paid ratably during the first and second quarters of fiscal 1996. The employees affected were primarily production and engineering staff at the Sarasota, Florida facility. The difference between the estimated costs accrued in the third quarter of fiscal 1995 and actual costs were immaterial.
     The estimated costs associated with the cancellation of leases of $250,000 and the write-off of certain property and assets at the Sarasota facility of $527,000 were accrued in the third quarter of fiscal 1995. The ultimate negotiated settlement of the Sarasota leases included the turnover of certain property and assets at the Sarasota facility along with a cash payment of $86,000. This settlement was recorded in the first quarter of fiscal 1996 and resulted in an immaterial adjustment to the estimated accrual. In the fourth quarter of fiscal 1995, property and certain assets was charged to the reserve in the amount of $446,000 (as disclosed on page 37, Note 2 to the Consolidated Financial Statements) with the balance charged to the reserve in the first quarter of fiscal 1996.
     Costs associated with the relocation and consolidation costs were
charged to operations in the periods in which they occurred.   Charges of
$53,100 were made in the fourth quarter of fiscal 1995. Charges of $115,531 and $82,950 were made in the first and second quarters of fiscal 1996, respectively and were less than the original estimate of $550,000. The relocation and consolidation was completed in November 1995.

Note 6 - Cash and Cash Equivalents
----------------------------------
     The Company places its temporary cash investments with one high quality financial institution. Investments with an original maturity of three months or less are classified as cash equivalents.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------


RESULTS OF OPERATIONS:
----------------------

     For the nine months ended March 31, 1996 Iwerks Entertainment, Inc. (the "Company") recorded revenues of $37,128,392 compared to $32,547,045 for the same period last year. Net income for the nine months ended March 31, 1996 was $2,122,584 or $.18 per share compared to a net loss of $10,545,831 or $1.05 per share for the same period last year.
     For the three months ended March 31, 1996 the Company recorded revenues of $13,825,491 compared to $10,837,918 for the same period last year. Net income for the three months ended March 31, 1996 was $1,378,031 or $.12 per share compared to a net loss of $8,610,893 or $.85 per share for the same period last year.

COMPARISON OF THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 1996 AND 1995:
----------------------------------------------------------------------------
REVENUES
--------

     The Company's revenues are primarily derived from the manufacture and sale of specialty theater systems (hardware), software licensing to the installed base of these systems and the ownership and operation ("O&O") of mobile simulation theaters. The following table presents summary information regarding these revenues:

                                 Periods Ended March 31,
                                 -----------------------
                               Three Months       Nine Months
                               ------------       -----------
                             1996      1995     1996      1995
                             ----      ----     ----      ----

   Hardware sales &
     service              $ 7,505   $ 5,257  $ 20,545 $ 18,016
   Owned and operated       4,149     1,328    10,451    5,803
   Software licensing       1,611     1,345     4,670    3,998
   Film Production and
     other                    560     2,908     1,462    4,730
                           ------    ------    ------   ------
   Total                 $ 13,825  $ 10,838  $ 37,128 $ 32,547
                         ========  ========  ======== ========


THREE MONTHS ENDED MARCH 31, 1996 AND 1995
------------------------------------------

   Hardware sales and service increased for the three months ended March 31, 1996 as compared to the same period last year as a result of an increase in the number of contracts, the higher average contract value and the generally higher production level to meet scheduled deliveries.

   The significant increase in O & O revenues over the same quarter last year resulted from the increased sponsorship revenues. The additional portable simulation theaters that were added during the last year allowed greater participation in sponsorship events including international tours. The increase in sponsorship revenues for the third fiscal quarter as compared to the same period last year helped to offset the normal seasonal decline in O & O revenues
with the limited number of events available during the winter months.   O & O
revenues for the quarter include foreign source revenues from Taiwan, Puerto Rico, Argentina and a cancellation settlement for an event in Japan. Sponsorship events during the period were primarily derived from one customer and are currently scheduled through the first fiscal quarter of 1997.
   Software licensing revenues increased as a result of generally higher licensing fees per location as well as the increasing base of installed simulation theaters that license the Company's software.


NINE MONTHS ENDED MARCH 31, 1996 AND 1995
-----------------------------------------

   Hardware sales and service increased as compared to the comparable period last year because of the higher number of contracts in process and the higher value per contract.
   O & O revenues include sponsorship and event revenues from the Company's fleet of 17 Reactors (portable motion simulation theaters). The increase in O & O revenues over the same nine month period last year resulted primarily from the addition of 5 Reactors that were placed in service during the past year. Event revenues declined with the increase in sponsorship show days that generally produce a greater profit margin. Sponsorship event/tour revenues benefited the most from the additional Reactors allowing for increased international sponsorship activity as well as a significant increase in total sponsorship days. The company received a payment in respect of an international sponsorship event/tour which was canceled. Event revenues have historically been seasonal and decline in the second and third fiscal quarters. Sponsorship events during the period were primarily derived from one customer and are currently scheduled through the first fiscal quarter of 1997.
   Software licensing revenues increased as a result of generally higher licensing fees per location as well as the increasing base of installed theaters that license the Company's software. Film production revenues are recorded only upon completion and no major film production contracts were completed in the nine months ended March 31, 1996. Two film production contracts are currently scheduled for completion during the fourth fiscal quarter.

COST OF SALES AND GROSS MARGIN
------------------------------

   Cost of sales consists principally of the costs of theater systems sold, expenses associated with the operation of portable theaters (O & O), and costs associated with film licensing primarily the amortization of film production costs and royalty fees.
   The overall gross profit margin percentage for the nine months ended March 31, 1996 and 1995 was 42% and 22%, respectively. The prior year's charge to cost of sales included a write-down in the carrying value of certain assets, primarily film costs. Excluding this charge, the prior year's comparable nine month gross profit margin would have been approximately 34%. Although the Company realized higher margins on its theatre hardware sales and film licensing during the 1996 period, a significant factor in its improved margins in 1996 was the favorable impact of cancellation fees recorded in respect of a cancelled contract, which amounts were partially offset by costs incurred in anticipation of performance under the cancelled contract.

   The overall gross profit margin percentage for the three months ended March 31, 1996 was 45% compared to a negative gross margin for the comparable quarter last year which was adversely impacted by the write-down in the carrying value of certain assets, primarily film costs. Excluding this charge, the prior years comparable three month gross profit margin would have been approximately
24%.   The  gross profit margin percentage of 45% for the three months ended
March 31, 1996 also compares favorably with the first and second fiscal quarter gross profit margins of 43% and 38%, respectively. Although the Company realized higher margins on its theatre hardware sales and film licensing during the 1996 period, a significant factor in its improved margins in 1996 was the favorable impact of cancellation fees recorded in respect of a cancelled contract, which amounts were partially offset by costs incurred in anticipation of performance under the cancelled contract.
   The overall profit margin is affected by seasonal fluctuations as well as
the mix of the Company's various revenue sources.    Accordingly, the gross
profit percentage in any past period may not be indicative of that which may be experienced in future periods.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------

   Selling, general and administrative expenses (SG&A) include personnel and related costs including travel for sales and administrative departments, trade shows and other promotional expenses, sales commissions, public relation costs, outside consulting and professional fees including audit and legal fees, amortization of goodwill and other administrative costs.
   SG&A costs for the nine months ended March 31, 1996 and 1995 were $13,742,138 and $17,321,480, respectively. SG&A costs for the quarter ended March 31, 1996 and 1995 were $4,921,394 and $7,124,838, respectively. Included in the three and nine month periods ended March 31, 1995 is approximately $2.6 million of charges related to the write-off of fixed and other assets and a restructuring charge related to the operational consolidation of the Sarasota and Newport Beach facilities to the Burbank facility. Excluding these non-recurring items, SG&A decreased during the recent nine month as compared to same period last year substantially from the cost benefits achieved by the consolidation of operations as previously noted. The adjusted comparison of SG&A costs for the three months ended March 31, 1996 reflects increased personnel costs for the quarter of approximately $850,000.


RESEARCH AND DEVELOPMENT
------------------------

   Research and development costs for the nine months ended March 31, 1996 were $269,248 compared to $716,283 for the same period last year. R&D costs for the three months ended March 31, 1996 were $110,326 compared to $186,893 for the same period last year. The reduction reflects the substantial completion of the development of the Company's Quatro 70-mm projection system in the last fiscal year. No projects of a comparable cost magnitude have been initiated during the current fiscal year.


INTEREST INCOME AND EXPENSE
---------------------------

   Interest income for the nine months ended March 31, 1996 and 1995 was

$891,573 and $699,225, respectively.   Interest income for the three months
ended March 31, 1996 and 1995 was $299,268 and $224,080, respectively.
Interest income is derived from the Company's investments, primarily in U.S. Treasury Notes. The increase in interest income for both the three and nine month periods resulted from higher invested balances and improved utilization of idle cash balances during the recent periods.
   Interest expense for the nine months ended March 31, 1996 and 1995 was $284,984 and $409,617, respectively. Interest expense for the three months ended March 31, 1996 and 1995 was $72,953 and $160,076, respectively. Interest expense is primarily financing costs on portable simulation theaters. The decrease resulted from the lower debt balances as compared to the comparable periods last year.


NET INCOME
----------

     Net income for the nine months ended March 31, 1996 was $2,122,584 or $.18 per share compared to a net loss of $10,545,831 or $1.05 per share for the same period last year. Net income for the three months ended March 31, 1996 was $1,378,031 or $.12 per share compared to a net loss of $8,610,893 or $.85 per share for the same period last year. The improvement in net income for both the three and nine month periods ended March 31, 1996 as compared to the comparable periods last year resulted primarily because the prior year periods included significant charges which are discussed in Notes 4 and 5 for which there were no comparable charges in the current periods. In addition, both revenues and gross profit margins improved from the comparable periods last
year after adjustment for  last year charges.   Although the Company realized
higher margins on its theatre hardware sales and film licensing during the 1996 period, a significant factor in its improved margins in 1996 was the favorable impact of cancellation fees recorded in respect of a cancelled contract, which amounts were partially offset by costs incurred in anticipation of performance under the cancelled contract.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

   The Company's operating activities for the nine months ended March 31, 1996 generated a positive cash flow in excess of $4.9 million. Net cash provided by operating activities for the last seven fiscal quarters exceeded $9.7 million. Investing activities for the last nine months consisted primarily of the purchase of $9.3 million in debt securities, thereby increasing interest income for the period. Cash used in financing activities of $1.3 million consisted primarily of payments for notes payable and capital leases and the retirement of stock.
   The Company maintains a line of credit with Bank of America in the amount
of $5 million.   At March 31, 1996, there were no amounts outstanding on the line of credit and the Company was in compliance with all covenants. Together with existing cash balances, short-term investments in debt securities and cash flows from operations, the Company believes that it has adequate liquidity to meet its cash requirements for at least the next twelve months, after which time it may be required to raise additional cash through the sale of equity or debt securities. In addition, to the extent the Company experiences growth in the future, or its cash flow operations is less than anticipated, the Company may be required to obtain additional sources of cash.
   The Company does not anticipate the need to retire its debt security investments before maturity to meet cash requirements, however, should unanticipated events require early retirement of these investments, the Company could incur a loss on their sale. At March 31, 1996, the investment in debt securities are classified as available-for-sale and is stated at fair market value with the unrealized gain of $10,000 reported in stockholders' equity.

OUTLOOK

With the exception of the historical information, the matters discussed above include forward-looking statements that invovle risks and uncertainties. Among the important factors that could cause actual results to differ from those indicated in the forward-looking statements are costs of sales and the ability of the company to maintain pricing at a level necessary to maintain gross profit margins, the level of selling, general and administrative costs, the performance by the Company under its existing purchase and sponsorship contracts and the ability to obtain new contracts, the success of the Company's owned and operating strategy, the success of the Company's film software and the affects of competition.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

     The Company reached an agreement with the plaintiffs to settle all pending shareholder class action suits against the Company and certain of its officers and directors in the United States District Court for the Central District of California. The principal terms of the agreement call for the establishment of a settlement fund consisting of : (1) $1.75 million, to be paid by the Company's insurance carrier (with any unclaimed amounts being returned to the carrier); and (2) 250,000 shares of the Company's common stock and 500,000 warrants to purchase the Company's common stock, to be issued by the Company (with any unclaimed amounts being returned to the Company). The warrants will be exercisable for a period of three years from the date of issuance, and the exercise price will be $2.00 below the average trading price of the Company's stock during a specified time period. The Company will receive the proceeds from the exercise of the warrants if and when they are exercised.

     In the class action litigation referred to above, 108 class members have opted out of the class and are not included in the settlement. One of the individuals not included in the settlement, Fred Hollingsworth III, a former director of Iwerks Entertainment, Inc. and former chief executive officer and founder of Omni Films International, Inc., individually filed on April 15, 1996 a complaint against Iwerks Entertainment, Inc. and certain of its current and former officers and directors. The complaint seeks unspecified damages arising from alleged misstatements in connection with the acquisition by Iwerks of Omni Films International, Inc. in May
1994.   The Company has not yet filed an answer to the complaint and intends to vigorously defend against the action. There can be no assurance that others not included in the settlement will not file similar claims in the future.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)  Exhibits

     11.1 Earnings per share

(b)  Reports on Form 8-K

     Form 8-K filed on April 15, 1996 - Items 6 and 7


                                SIGNATURE


   Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Burbank, State of California on the 17th day of May, 1996.

                              IWERKS ENTERTAINMENT, INC.
                                             (Registrant)

                              By:  /s/  Francis T. Phalen
                                  ----------------------------
                                   Executive Vice President
                                   Chief Financial Officer
                                   (Principal Finance Officer)

                              By:  /s/  Guy L. Heyl
                                  ----------------------------
                                   Vice President Finance
                                   (Principal Accounting Officer)


                                                               EXHIBIT 11.1


                        IWERKS ENTERTAINMENT, INC.

EARNINGS PER SHARE


                            For the three months ended     For the nine months ended
                                    March 31,                     March 31,
                                 1996          1995           1996           1995
                            --------------------------     -------------------------

Weighted average
  shares outstanding          10,565,134    10,120,696     10,441,541    10,050,718

Common equivalent
  shares:
  Options and warrants         1,328,281           (1)      1,169,985           (1)
                             -----------     ----------    ----------  -------------
                              11,893,415    10,120,696     11,611,526    10,050,718
                             ===========    ===========    ==========  =============

Net income (loss)             $1,378,031   ($8,610,893)    $2,122,584  ($10,545,831)
                             ===========   ============   ===========  =============

Net income (loss)
  per share                       $0.12         ($0.85)         $0.18        ($1.05)
                             ===========    ===========   ===========  =============




(1)   These common equivalent shares were antidilutive.