Form 10-Q/A
period 1996-03-31
IWERKS ENTERTAINMENT INC
filed 1996-05-30
CIK 830404

===========================================================================

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

                              AMENDMENT NO. 1

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

                        IWERKS ENTERTAINMENT, INC.

                                   INDEX


                                                                       PAGE
                                                                       ----

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
- -----------------------------

Condensed Consolidated Balance Sheets as of March 31, 1996
and June 30, 1995                                                         2

Condensed Consolidated Statements of Operations for the Three
and Nine Months ended March 31, 1996 and 1995                             4

Condensed Consolidated Statements of Cash Flows for the Nine
Months Ended March 31, 1996 and 1995                                      5

Notes to the Condensed Consolidated Financial Statements                  6


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
- ------------------------------------------------
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS                        8
     ---------------------------------------------

Signatures                                                               13

                        IWERKS ENTERTAINMENT, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                  ASSETS

                                              March 31,            June 30,
                                                1996                 1995
                                              --------             -------
                                             (unaudited)
Current assets:

  Cash and cash equivalents                   $7,210,779        $ 5,731,332

  Investment in debt securities               10,362,548         12,619,370

  Trade accounts receivable, net of
    allowance for doubtful accounts            4,555,523          6,458,720

  Costs and estimated earnings in excess
    of billings on uncompleted contracts       4,710,547          2,811,292

  Inventories                                  3,251,772          2,142,382

  Related party receivables and other            471,242            401,595
                                              ----------        -----------

    Total current assets                      30,562,411         30,164,691

  Investment in debt securities, excluding
    current portion                            5,745,243         2,234,983

  Properties, net:

  Portable simulation theaters at cost,
    net of accumulated depreciation            9,446,708         10,334,456

  Property and equipment at cost, net of
  accumulated depreciation and amortization    3,652,682          4,884,202

  Film inventory at cost, net of
    amortization                               3,433,509          4,874,332
                                               ---------          ---------

                                              16,532,899         20,092,990

Goodwill, net of amortization                 17,586,138         18,264,772

Other assets                                     742,936            868,616
                                             -----------        -----------

Total assets                                 $71,169,627        $71,626,052
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

                        IWERKS ENTERTAINMENT, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                               For the nine months ended
                                                        March 31,
                                                        --------
                                                1996               1995
                                                ----               ----
OPERATING ACTIVITIES
Net cash provided by operating
   activities                                $4,908,248         $1,104,388

INVESTING ACTIVITIES
Investment in limited partnership                      -          (213,640)
Investment in portable simulation
   theaters                                    (139,600)          (291,353)
Purchases of property and equipment            (363,081)        (1,706,212)
Additions to film inventory                    (349,866)        (2,812,318)
Sale (purchase) of debt
   securities                                (1,243,438)        (1,285,591)
Acquisition of minority interest                      -         (1,600,000)
                                             -----------        -----------
   Net cash used in investing
     activities                              (2,095,985)        (7,909,114)

FINANCING ACTIVITIES
Proceeds from issuance of debt                        -          1,857,589
Repayment of notes payable from
   related parties                             (217,535)          (106,969)
Repayment of notes payable                   (1,496,075)        (1,448,877)
Payments on capital leases                      (93,015)           (88,613)
Exercise of stock options                       235,271            165,621
Exercise of warrants                            225,552                  -
Retirement of Stock                            (250,000)                 -
Other                                           262,986             98,621
                                             -----------        -----------
   Net cash provided (used) by
     financing activities                    (1,332,816)           477,372

                                             -----------         ----------
Net increase (decrease) in cash               1,479,447         (6,327,354)

Cash and cash equivalents
   at beginning of period                     5,731,332          8,457,883
                                            ------------        -----------
Cash and cash equivalents at
   end of period                             $7,210,779         $2,130,529
                                             -----------         ----------

Supplemental disclosures of cash
   flow information

   Cash paid during the period for:
     Interest, net of amount capitalized       $321,689           $319,922
                                              ==========         ==========
     Income taxes                              $      -           $      -
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

                        IWERKS ENTERTAINMENT, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)


Note 1 - Introduction
- ---------------------
     The accompanying condensed consolidated financial statements of Iwerks Entertainment, Inc. (the "Company") have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 1996 and the results of its operations for the three and nine months ended March 31, 1996 and 1995 and the cash flows for the nine months ended March 31, 1996 and 1995 have been included. The results of operations for interim periods are not necessarily indicative of the results which may be realized for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's latest Annual Report on Form 10-K as filed with the SEC (file no. 0-22558).

Note 2 - Net Income (Loss) Per Common Share
- -------------------------------------------
     The net income (loss) per share for the three and nine month periods ended March 31, 1996 and 1995 are based on the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consisting of outstanding stock options and warrants have been included in the calculation to the extent they are dilutive. Fully diluted amounts for the three and nine months ended March 31, 1996 do not materially differ from the amounts presented herein.

Note 3 - Investment in Debt Securities
- --------------------------------------
     In accordance with the Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities (Special Report - November 1995), the Company has reassessed the classification of its investments in debt securities under Statement 115. At December 31, 1995, the investment in debt securities is classified as available-for-sale and is stated at fair value, with the unrealized gains and losses, net of tax, reported in stockholders' equity. The unrealized gain included in stockholders' equity at March 31, 1996 is $10,000.

Note 4 - Litigation
- -------------------
     The Company reached an agreement with the plaintiffs to settle all pending shareholder class action suits against the Company and certain of its officers and directors in the United States District Court for the Central District of California. The principal terms of the agreement call for the establishment of a settlement fund consisting of: (1) $1.75 million, to be paid by the Company's insurance carrier (with any unclaimed amounts being returned to the carrier); and (2) 250,000 shares of the Company's common stock and 500,000 warrants to purchase the Company's common stock, to be issued by the Company (with any unclaimed stock or warrants being returned to the Company). The warrants will be exercisable for a period of three years from the date of issuance, and the exercise price will be $2.00 below the average trading price of the Company's stock during the 30 days following May 3, 1996. The Company will receive the proceeds from the exercise of the warrants if and when they are exercised. The Company previously took a charge against earnings in the fourth quarter of fiscal 1995 to reflect the anticipated costs of the settlement.

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

Note 5 - Restructuring Charges
- ------------------------------
     The major components of the restructuring plan adopted in fiscal 1995 as it related to the closure of the Sarasota, FL facility included the termination of employees, cancellation of leases and the write-off of
certain property and equipment.   The restructuring plan was executed over
the period from April 1995 to November 1995.   Since the operations of the
Sarasota, FL facility are being incorporated into the Company's Burbank, CA facility, there was no effect on revenues or net operating income other than the costs associated with the restructuring.
     Termination benefits totaling $250,000 for 32 employees as described in Note 2 to the Consolidated Financial Statements for the fiscal year ended June 30, 1995 were accrued in the third quarter of fiscal 1995. The termination benefits were paid ratably during the first and second quarters of fiscal 1996. The employees affected were primarily production and engineering staff at the Sarasota, Florida facility. The difference between the estimated costs accrued in the third quarter of fiscal 1995 and actual costs were immaterial.
     The estimated costs associated with the cancellation of leases of $250,000 and the write-off of certain property and assets at the Sarasota facility of $527,000 were accrued in the third quarter of fiscal 1995. The ultimate negotiated settlement of the Sarasota leases included the turnover of certain property and assets at the Sarasota facility along with a cash payment of $86,000. This settlement was recorded in the first quarter of fiscal 1996 and resulted in an immaterial adjustment to the estimated accrual. In the fourth quarter of fiscal 1995, property and certain assets was charged to the reserve in the amount of $446,000 (as disclosed on page 37, Note 2 to the Consolidated Financial Statements) with the balance charged to the reserve in the first quarter of fiscal 1996.
     Costs associated with the relocation and consolidation costs were
charged to operations in the periods in which they occurred.   Charges of
$53,100 were made in the fourth quarter of fiscal 1995. Charges of $115,531 and $82,950 were made in the first and second quarters of fiscal 1996, respectively and were less than the original estimate of $550,000. The relocation and consolidation was completed in November 1995.

Note 6 - Cash and Cash Equivalents
- ----------------------------------
     The Company places its temporary cash investments with one high quality financial institution. Investments with an original maturity of three months or less are classified as cash equivalents.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
- -------------------------------------------------------------------------------
OF OPERATIONS
- -------------


RESULTS OF OPERATIONS:
- ----------------------

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

COMPARISON OF THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 1996 AND 1995:
- ----------------------------------------------------------------------------
REVENUES
- --------

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
                         ========  ========  ======== ========


THREE MONTHS ENDED MARCH 31, 1996 AND 1995
- ------------------------------------------

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


NINE MONTHS ENDED MARCH 31, 1996 AND 1995
- -----------------------------------------

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

COST OF SALES AND GROSS MARGIN
- ------------------------------

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


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
- --------------------------------------------

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


RESEARCH AND DEVELOPMENT
- ------------------------

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


INTEREST INCOME AND EXPENSE
- ---------------------------

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


NET INCOME
- ----------

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


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

   The Company's operating activities for the nine months ended March 31, 1996 generated a positive cash flow in excess of $4.9 million. Net cash provided by operating activities for the last seven fiscal quarters exceeded $9.7 million. Investing activities for the last nine months consisted primarily of the
purchase of     $1.2      million in debt securities, thereby increasing
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


                                SIGNATURE


   Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of
Burbank, State of California on the     29th      day of May, 1996.

                              By:  /s/  Guy L. Heyl
                                  ----------------------------
                                   Vice President Finance
                                   (Principal Accounting Officer)