Form 10-K
period 1996-06-30
IWERKS ENTERTAINMENT INC
filed 1996-08-30
CIK 830404

    AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON AUGUST 30, 1996
===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended June 30, 1996

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                         Common stock, $.001 par value

                        Preferred Stock Purchase Rights

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
    ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any Amendment to this Form 10-K. [_]

At August 19, 1996, there were outstanding 11,642,517 shares of the Common Stock of Registrant, and the aggregate market value of the shares held on that date by non-affiliates of Registrant, based on the closing price ($9.125 per share) of the Registrant's Common Stock on the NASDAQ National Market System was $96,172,545. For purposes of this computation, it has been assumed that the shares beneficially held by directors and executive officers of Registrant were "held by affiliates;" this assumption is not to be deemed to be an admission by such persons that they are affiliates of Registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Proxy Statement relating to its 1996 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report.

                          IWERKS ENTERTAINMENT, INC.
                             CROSS-REFERENCE SHEET


     The following items in Part III of Registrant's Annual Report on Form 10-K for its fiscal year ended June 30, 1996 are incorporated herein by reference to Registrant's Proxy Statement and appear therein under the section headings indicated below:


Item    Form Heading                   Section Heading
- ----    ------------                   ---------------
10.     Directors and Executive        Proxy Statement - Election of Class I
        Officers of the Registrant     Directors - Information with respect
                                       to Nominees, Directors and Executive
                                       Officers

11.     Executive Compensation         Proxy Statement - Management -
                                       Compensation of Executive Officers

12.     Security Ownership of          Proxy Statement - Principal Stockholders
        Certain Beneficial Owners
        and Management

13.     Certain Relationships and      Proxy Statement - Management - Certain
        Related Transactions           Relationships and Related Transactions

                                    PART I

ITEM 1.  BUSINESS.
- -----------------

GENERAL

     Iwerks Entertainment, Inc. and its subsidiaries ("Iwerks" or the "Company") is a leading provider of high-tech software-based theatre attractions for the out-of-home entertainment market. Iwerks' products combine advanced theatre systems with entertainment or educational software to create high-impact "attractions" which immerse audiences in the action. Iwerks' products include ride simulation, giant screen, 360 degree, 3-D, and various other specialty attractions. In addition, Iwerks owns and operates a fleet of touring ride simulation theatres. The Company also produces film and video software for ride simulators and special format theatres.

     The primary markets for Iwerks' attractions are theme parks, museums, various types of location-based-entertainment centers, visitor centers, world expositions and special events. The popularity of entertainment attractions of the type sold by the Company has led to their increasing use as the featured attraction in these locations. In addition, high-profile retail sites and casinos are expanding their entertainment offerings to broaden appeal and stimulate repeat visits. The Company's attractions are well suited to meet this demand because, in addition to their drawing power, they require relatively little space and can be easily refreshed by changing the film or other software.

     The Company also owns and operates a fleet of 17 portable ride simulation theatres and is exploring other potential touring opportunities. Further, an important element of the Company's business strategy is the participation in the operation of its fixed-base attractions either through direct equity ownership or through other participation arrangements. The Company is currently a participant in four joint ventures to own and operate ride simulation theatres in the United States, Australia and parts of Asia. The Company continues to evaluate new opportunities to participate in the operation of its fixed-based attractions.

- --------------------------------------------------------------------------------
OUTLOOK

     The reader of this document is cautioned that with the exception of the historical information, the matters presented herein include forward-looking statements that involve risks and uncertainties. Among the important factors that could cause actual results to differ from those indicated in the forward looking statements are cost of sales and the ability of the Company to manufacture and maintain pricing at a level to sustain gross profit margins, the level of selling, general and administrative costs, the performance by the
Company under its existing purchase and sponsorship contracts and the ability to obtain new contracts, the success of the Company's owned and operated strategy, the success of the Company's film software, the affects of competition and the results of litigation in process.
- --------------------------------------------------------------------------------

     Fiscal 1996 was marked by a return of the Company to profitability after two years of losses and significant changes enacted late in the 1995 fiscal year. The restructuring and consolidation was completed in Fiscal 1996 and involved the closure of the Sarasota, Florida manufacturing facility and relocation to the Burbank, California facility. In August 1995, the Company relocated its portable touring operations from Newport Beach, California to Burbank, California. All of the Company's operations other than regional sales offices are now located in Burbank, California. The Company employed 162 persons at August 1, 1996 compared to 175 at September 10, 1995 and 253 at August 29, 1994.

     Since inception in 1986, Iwerks has installed 255 fixed-base and touring attractions of which 242 continue to operate in 28 countries. Of these, 102 were ride simulation theatres, which Iwerks supports with a library of 33 motion simulation films, the industry's largest motion simulation film library.
Iwerks' motion simulation film projects include: Red Rock Run, a computer generated high speed ride through a volcano; Aliens(TM): Ride at the Speed of Fright based on the futuristic movie thriller of the same name; Dino Island: a fantasy based on a newly discovered volcanic island with prehistoric mammals; Days of Thunder: The Ride, featuring a "200 mph race" to the checkered flag at the Daytona 500, for Paramount Parks; RoboCop: The Ride, a futuristic fantasy ride through the streets of Detroit with the popular movie character, "RoboCop," The Right Stuff: Mach One Adventure, a film based upon the theatrical release of the same name for Time Warner Six Flags theme parks; as well as projects for The Walt Disney Company, Universal Studios-Florida and NASA. Iwerks has the largest installed base of ride simulation theatres and the largest library of ride simulation films in the world.

     In fiscal 1996, the Company determined to expand its participation in joint ventures with operators of its fixed-base attractions. In April 1996, the Company entered into a joint venture with Hoyt's Corporation to develop up to 10 ride simulation theatres as part of Hoyt's International exhibition circuit. In May 1996, the Company signed a similar arrangement providing for the development of up to five ride simulation theatres in Dave & Busters' restaurant /entertainment centers and in August 1996, the Company entered into a joint venture with Cyberdome International, Inc. ("Cyberdome") to develop a ride simulation theatre in the old Studio 54 space in New York, New York.

     Iwerks is a Delaware corporation with principal executive offices located at 4540 West Valerio Street, Burbank, California 91505, telephone number (818) 841-7766. In addition to its principal executive offices, Iwerks has sales offices in Sarasota, Florida and Hong Kong.


BUSINESS STRATEGY

     Historically, the Company's primary source of revenue has been the sale of its attractions to customers who own and operate them. Although hardware sales accounted for a majority of revenues in fiscal 1996, a key strategy of Iwerks is to continue building a recurring revenue base. To further this goal, the Company produces and licenses its entertainment and educational software for exhibition on its installed base of attractions. The Company also owns and operates a fleet of 17 touring ride simulation theatres from which it derives admission and sponsorship revenue and the Company is pursuing other opportunities to participate in the operation of attractions.

     A key strategy to build recurring revenues began in Fiscal 1996 with the Company's entry into joint venture and partnership relationships with operators of entertainment centers. In Spring 1996, the Company entered into a joint venture arrangement with Hoyt's Cinemas, an international multi-plex theatre operation, to open 10 simulation theatres in Australia and in other countries in which Hoyt's operates. The first of these opened in Melbourne, Australia in July 1996. Another venture was formed with Dave and Buster's Inc., a Texas based operator of entertainment centers in the United States. This venture plans to install up to 5 simulation theatres with the first scheduled to open in September 1996. The Company also entered into an agreement in August 1996 with Cyberdome to develop a ride simulation theatre in New York. These recent agreements supplement the Company's existing partnership at PIER 39 San Francisco and its ownership and royalty interests in the Company's theatre system at The Foxwoods Casino in Ledyard, Connecticut.

IWERKS PRODUCTS

     FIXED-BASE RIDE SIMULATION THEATRES. Iwerks' line of fixed-base ride simulators is marketed as Iwerks TurboRide and combines high-resolution projector film or video software, digital surround sound and moving seats to fully involve the audience in a realistic, but simulated experience. Software currently available includes a variety of live action and fantasy experiences such as flying at supersonic speeds, riding a roller coaster, white-water rafting and space and underwater adventures. The Company's ride simulation theatre product line is the broadest in the industry, enabling the Company to offer its customers both seat and platform-based simulators in a variety of configurations and at multiple price points. The Company derived approximately 44%, 40% and 44% of its revenues from the sale of fixed-base ride simulation theatres in fiscal 1994, 1995 and 1996. The Company's ride simulators are designed to operate in theatres which typically seat 18 to 100 people, and feature screens up to 52 feet high and six-channel surround sound. In these rides, guests watch a high resolution film with a fast action point of view perspective while sitting in seats that move in synchronization with the action on the screen. Films for Iwerks' ride simulation theatres typically range between three and five minutes. The Iwerks TurboRide can be reprogrammed to create new adventures.

     PORTABLE RIDE SIMULATION THEATRES. Iwerks also has developed a portable ride simulation theatre called the "Reactor," which is transported by tractor trailers. The trailers transform to create a theatre with a high definition video projection system and digital surround sound. The Reactor incorporates the same motion simulation technology as Iwerks Turbo Ride and can accommodate up to 18 people per show. The Reactors can be used to exhibit Iwerks' ride simulation films developed for its fixed-base ride simulation theatres as well as films developed specifically for use in the Reactor at air shows, boat and car races, state fairs and other special events. Iwerks also seeks corporate sponsors for its touring Reactor units. Its principal sponsor, AT&T, is currently leasing six Reactors for a North American tour. The Company derived approximately 13%, 18%, and 20% of its revenues in fiscal 1994, 1995 and 1996 from the operation and sponsorship of portable ride simulation theatres.

     GIANT SCREEN THEATRES. Iwerks' giant screen theatres are marketed under the name Iwerks CineDome and Iwerks Theatres, and feature screens which are much larger than standard movie screens and projection systems that deliver a sharper, brighter image than conventional movies. The result is a high-impact, immersive, sensory experience for the audience. These theatres seat up to 630 people, have steeply raked seating and exhibit films typically lasting between 15 and 40 minutes.

     Iwerks' giant screen theatres are available in a variety of configurations. Its flat screen theatres use screens as large as 81 feet high by 110 feet wide, more than five times the size of a standard movie theatre screen. Iwerks' domed screen theatres use a dome-shaped screen up to 88 feet in diameter which wraps around and above the audience filling the audience's field of vision. Iwerks also offers 3D systems which use dual projectors to create a 3D image. The Company derived approximately 13%, 6% and 9% of its revenues from the sale of giant screen theatres in fiscal 1994, 1995 and 1996.

     360 DEGREE THEATRES. The Iwerks Video 360 Theatre is a video-based cylindrical theatre. Because the video image is created from a digital source, it can be manipulated through a show control system to make real-time modifications to the projected image or to insert additional images from other sources, such as audience members.

     CUSTOM THEATRES. Iwerks offers a wide range of custom film and video-based theatre systems utilizing 70 millimeter and 35 millimeter film formats. Custom projects range from the sale of individual projectors to complete theatre systems.

     FILM SOFTWARE. Iwerks produces film and video software for Iwerks' attractions with a production strategy that is similar to that of a movie studio, where a small core of executives hire supplemental production talent and specialists on a project-by-project basis. This structure allows Iwerks to maintain creative and budgetary control of projects without incurring substantial, continuing overhead expenses. Iwerks also provides executive producer and postproduction services to third parties filming in the Company's film or video projection formats. The Company derived approximately 3%, 18 % and 1.5% of its revenue in fiscal 1994, 1995 and 1996 from film production contracts.

     Iwerks has a film library which includes the distribution rights to 33 ride simulation films, 3 giant screen films and seven 3D films. Iwerks' library of ride simulation films is the largest in the industry. In addition to the Iwerks' film library, owners of Iwerks' giant screen theatres have access to a library of over 100 films which are generally available in the marketplace. The Company believes that the quality and size of its film library is a significant competitive advantage in the markets in which it competes, particularly in the ride simulation market. As the installed base of theatres grows, film licensing revenue is expected to increase.

     Iwerks' recent ride simulation films include Aliens(TM): Ride at the Speed of Fright based on the futuristic movie thriller of the same name; a fantasy ride through a dinosaur-inhabited island, Dino Island a space chase adventure fantasy, Moon Raid Alpha; a film for Time Warner Six Flags theme parks called The Right Stuff; a film for the Iwerks Reactor called Fly With The Blue Angels featuring the Blue Angels flight team; a film for Paramount theme parks based on the motion picture, Days of Thunder; a film based on the motion picture, RoboCop; and SOS, an underwater fantasy created by computer generated animation. Many of the Company's ride simulation and other productions have received industry recognition. Dino Island was rated best new attraction at the International Association of Amusement Parks and Attractions, (IAAPA), our industry's annual trade show, 1994. SOS won first place awards at the "Imagine '92" Film Festival, at IAAPA 1992, the theme park industry's primary international trade show and convention, the Computer Animation Festival '92 and the Ars Electronica Festival '92. Haunts of the Olde Country has received awards at the Cannes Film Festival 1994, Worldfest Houston International Film Festival
- - 1994 and the US Int.'s Film and Video Festival - 1994. Dino Island was also recognized at the Worldfest Houston International Film Festival - 1994.

     Typically, a film produced for exhibition on a theatre system is sold or licensed to a customer as part of the sale of the theatre system. Where sold, the customer pays all or most of the production cost; Iwerks attempts to retain limited distribution rights beyond an exclusive exhibition territory retained by the customer. Where licensed, Iwerks typically licenses the film for a one-year period for a flat fee which varies based upon the film. In limited cases, Iwerks will accept its fees as a percentage of the ticket sales. Film rentals vary according to the quality of the film, the initial price paid for the theatre systems and other factors.

     FIXED BASE ATTRACTIONS. The Company owns and operates a Virtual Adventures attraction at Foxwoods Resort/Casino in Ledyard, Connecticut and owns 50% of a fixed base ride simulation theatre at Pier 39 in San Francisco through a limited partnership. The Company continues to evaluate other opportunities to participate in the ownership and operation of fixed-base attractions. These may include equity participation in selected attractions or licensing arrangements. The Company may acquire these rights through the contribution of equipment or by direct investment. As noted earlier, the Company has recently entered into partnership arrangements with Hoyt's Cinemas (the first venue opened in July
1996) and with Dave and Buster's Inc., both operators of entertainment centers. The Company also entered into an agreement in August 1996 with Cyberdome to develop a ride simulation theatre in New York.

MARKETING AND CUSTOMERS

     Iwerks distributes its theatre systems, software and services through multiple distribution channels including a direct sales and marketing force as well as independent sales agents in selected areas. The sales and marketing staff consists of an Executive Vice President and twenty-nine other employees. A foreign sales office located in Hong Kong, provides support to Iwerks' Japanese and Asian marketing programs and assists in customer service. In addition, Iwerks has sales professionals located in Holland, Atlanta, Georgia and Sarasota, Florida. Iwerks also has agreements with five independent sales representatives covering the countries of Japan, Taiwan, Thailand, Hong Kong, Korea, and other parts of Asia, Australia, Brazil, China, Germany, Israel, Spain, and Switzerland.

     Iwerks markets its attractions, including theatre systems and film software, mainly to theme parks, museums, visitor centers, casinos, world expositions, location-based-entertainment centers and special events. Iwerks' theatre systems include projection and audio equipment, show control systems, film handling equipment and, in most instances, ride simulation systems. The customer supplies its own theatre space and other necessary leasehold improvements to operate the theatre. Iwerks provides installation, training, design, maintenance and other support services.

     The primary market for Iwerks' ride simulation theatres has been the worldwide amusement and theme park industry. Continuing sales will come from previously existing parks looking for new attractions, and parks under development looking for an array of attractions. Most new park development is occurring outside of the United States and management believes that international operators will continue as important customers for this product. Iwerks has also developed customers in the family entertainment center, institutional and casino markets as well as tourist, vacation, shopping and convention locations for its ride simulation theatres. Iwerks sells its ride simulation theatres at prices which are separately negotiated, depending upon the product, the number of motion bases, the configuration of the theatre space, optional components selected and the level of design service provided. The Company licenses its ride simulation films for a range of prices depending on the film and the license term.

     Iwerks tours its Reactor units at a variety of special events, primarily air shows, boat and car races, state fairs, trade shows and other outdoor events. Revenue is generated through admission tickets of between $3 and $5 per person or through lease of the system to corporate sponsors who may use the system for promotional campaigns in connection with new product introductions and other promotional purposes. In 1993, the Company leased two Reactor units in connection with PepsiCo's Rock Reality Tour promoting the introduction of Crystal Pepsi. As part of the tour, two Reactor units traveled to 64 cities in North America, including two in Canada, and featured the first ride simulation rock video, Mindblender, based upon Peter Gabriel's song, Kiss That Frog. The Company is currently touring six units for AT&T's True Voice marketing program. Iwerks is currently exploring other sponsorship opportunities.

     The primary markets for Iwerks' giant screen and 3D theatres have been museums, visitor centers, world expositions and other institutional exhibition facilities frequented by large numbers of visitors. Iwerks sells its giant screen and 360 degree theatres at prices which are separately negotiated.

     The Iwerks Video 360 and Iwerks Virtual Adventures attractions are being marketed to a variety of markets.

     One of Iwerks' customers, AT&T, and two of Iwerks' customers, Paramount Parks and Chiryu each accounted for more than 10% of Iwerks' revenues in fiscal 1995 and 1994, respectively. No single customer accounted for more than 10% of revenues in fiscal 1996.

     Iwerks' sales typically are made pursuant to written contracts, and are denominated in United States dollars. International sales are generally backed by letters of credit. Consequently, Iwerks' operations have not historically been subject to risks attendant to currency fluctuations. During fiscal 1994, 1995 and 1996, 43%, 55% and 47% of Iwerks' revenues, respectively, were derived from sales outside the United States. Iwerks' sales contracts typically provide for progress payments which are timed to match related expenditures by Iwerks. The customer generally has the right to terminate the contract before completion by paying Iwerks its nonrecoverable costs plus a termination fee. No customers terminated a contract during fiscal 1994, one customer terminated a contract in fiscal 1995, and two customers terminated a contract in fiscal 1996. Iwerks offers a warranty on sales of its products, generally for a period of 12 months. Iwerks believes that its material contract terms are consistent with industry practices.

ENABLING TECHNOLOGIES

     With limited exceptions, the underlying technologies employed by Iwerks are in the public domain and generally available in the marketplace. However, Iwerks possesses substantial expertise in the design, modification and engineering of projection, film-handling, camera and audio technologies which it believes to be an important competitive factor.

     IMAGING SYSTEMS. Iwerks offers a variety of technologically advanced imaging systems.

     Iwerks Quatro(TM) is a 70-millimeter projection system designed to offer small ride simulation venues high-clarity film quality in locations which were previously limited to video systems. The Iwerks Quatro(TM) houses four ride simulation films on one reel, reduction printed from the larger format 870 to 35mm image size; two operating in the forward direction and two in the reverse direction. This eliminates the need for a film storage system while providing fast cycle times. All claims have been allowed on the Company's patent application on certain features of the Quatro(TM) projection system.

     Iwerks 870 is an eight perforation, 70-millimeter film system that operates at 30 frames per second. By comparison, most motion picture theatres use four perforation, 35-millimeter film that runs at 24 frames per second and standard 70-millimeter film is five perforation which also runs at 24 frames per second. The larger frame size and faster speed gives Iwerks 870 a brighter and sharper image without the flicker and stroboscopic effects common with conventional 35- and 70-millimeter film systems. Iwerks 870 is used in the Company's array of ride simulation systems and destination theatres common to museums and visitors centers where screen sizes smaller than 60' high and 80' wide or dome screens of 75' or less in diameter are suitable.

     Iwerks 1570 is a fifteen perforation, 70-millimeter rolling loop projection system which handles the largest commercially available film size. This system projects an image area more than nine times that of conventional 35-millimeter film and 300% larger than standard 70-millimeter film. Iwerks 1570 is capable of achieving the screen sizes up to 81' high and 110' wide and dome screens up to 88' in diameter that are generally found in high capacity theatres at world expositions and larger museums and visitor centers. Iwerks 870 and 1570 are used in the Iwerks CineDome and Iwerks Theatres.

     Iwerks offers high resolution digital video imaging systems that utilize a laser disc source and produces a high quality video image. This imaging system is ideal for Iwerks Reactors and small ride simulation theatre systems. In the Iwerks VideoDrome 360, the video imaging and show control systems allow real-time manipulation of the projected image to allow a variety of special effects.

     MOTION BASES. Iwerks' ride simulation theatres utilize seat-based and platform-based ride simulation technologies with per-base capacities ranging from two to thirty. The Turbo Tour is a compact and highly responsive three-axis system, allowing a multitude of combinations of pitch (tilt from front to rear), vertical (move up and down) and roll (tilt from side to side) movements, which keep passengers in constant motion with the image. Each motion base is a self-contained system, requiring only electronic communications and electrical power connections. The Motion

Master is four-axis seat-based technology which permits pitch, vertical, roll and sway (a lateral side-to-side movement). This system provides every rider an identical experience, generally requires less space per seat and is very cost effective. The Gemini6 and Transporter are two- and four-seat, six-axis motion bases capable of producing the most realistic motion simulation available. These six-axis systems permit pitch, roll, vertical, sway, yaw (a turning motion), and surge (forward and back), all the motions available within a given motion envelope. The Freedom Six is a large platform-based six-axis system which has generally been custom designed to meet a customers requirements for capacity.

     FILM STORAGE. Iwerks' film-based systems are offered with specially designed film loop cabinets. These cabinets allow the film to be spliced into an endless loop more fully automating the projection system and providing the fastest possible recycle time for maximum theatre throughput. The loop cabinet also includes other important features: the film is housed in a dust-free humidity-controlled environment; the film is cleaned twice on each trip through the system so that dust picked up during projection doesn't accumulate; and the film picture area never rubs on itself or any other surface, eliminating degradation common on reel to reel and platter systems.

MANUFACTURING

     During fiscal 1996, IWERKS manufactured and assembled its theatre systems at its facilities in Burbank, California. A majority of the components for Iwerks' theatre systems are purchased from outside vendors. Iwerks' manufacturing operations consist of assembly, testing, quality control and system integration of its theatre system components, subassemblies and final assemblies, including modifications and the programming of the show-control and motion-control components, and installation of the completed theatre systems. Iwerks' manufacturing operations utilize a wide variety of electrical and mechanical components, raw materials and other supplies and services. Iwerks has developed multiple commercial sources for most components and materials, but it does use single sources for a limited number of standard and custom components. While delays in delivery of such single source components could cause delay in shipments of certain products by Iwerks, at this time, Iwerks has no reason to believe that any of the single-source vendors present a serious risk. Consistent with industry practice, Iwerks generally purchases components of its theatre systems upon receipt of an order. Certain components used by Iwerks, including lenses, hydraulic power sources and motion bases must be ordered up to four months in advance to assure timely delivery. Iwerks maintains an inventory of these items as it deems appropriate to service forecasted demand.

     Ballantyne of Omaha, a leading manufacturer of professional motion picture projectors, supplies Iwerks with its 870 projectors. Iwerks makes substantial modifications to the projectors to make them suitable for Iwerks' use. Lenses and lamphouses incorporated in the projection systems are supplied to Iwerks by third parties. If the Ballantyne projectors were for any reason to become unavailable, Iwerks believes that it would be able to substitute other projectors; however, Iwerks may experience a temporary reduction of quality until Iwerks' engineers are able to design the necessary modifications to achieve the desired quality. A reduction in quality could have a material adverse impact on Iwerks' business.

     Iwerks and Vickers Incorporated, a leading manufacturer of hydraulic components, jointly developed the hydraulically actuated seats which are used in the Turbo Tour ride simulation theatre. Under the agreement pursuant to which the hydraulically actuated seats were developed, Iwerks owns all rights in and to the seats. Vickers continues as the sole manufacturer of these motion bases on behalf of Iwerks; however, Iwerks has the right under its agreement with Vickers to secure alternate sources of manufacturing at any time. The metal fabrication portion of the Motion Master is performed by a third party. To the extent that the outside supplier may be unable to produce acceptable quality or with acceptable lead times, the Company may experience a temporary reduction in its ability to deliver this product. This could have a material adverse impact on the Company's business.

RISK FACTORS
- ------------

     DEPENDENCE ON PRODUCTION OF FILM SOFTWARE. The Company's ability to implement its business strategy depends in large part upon its ability to successfully create, produce and market entertainment and educational film software for exhibition in its theatre systems. The size and quality of the Company's library of film software titles is a material factor in competing for sales of the Company's attractions and developing the Company's base of recurring revenue. The Company has invested $5.0 million, $2.6 million and $ .8 million in film software during fiscal 1994, 1995 and 1996. At June 30, 1996, the Company had recorded on its balance sheet film inventory with a net value of $3.4 million. The Company generally produces and develops specialty films and videos for its library with production budgets in a range of approximately $100,000 to $2.0 million. While the Company may enter into participation, licensing or other financing arrangements with third parties in order to minimize its financial involvement in production, the Company is generally subject to substantial financial risks relating to the production and development of new entertainment and educational software. The Company typically is required to pay for the production of software during the production period prior to release and typically is unable to recoup these costs from revenues from exhibition licenses prior to 24 to 36 months following release. There can be no assurance that the Company will be able to create and produce additional software for its library which will be perceived by its customers to be of high quality or high entertainment value.

     The Company periodically reviews the net realizable value of its film inventory and makes adjustments to its carrying value when appropriate. In fiscal 1995, the Company reduced its film inventory by $3.4 million. While the current carrying value of the Company's film inventory reflects management's belief that the Company will realize the net value recorded on the Company's balance sheet, there can be no assurance that the Company will be able to do so. A determination by the Company to write down any material portion of its film inventory will have a materially adverse impact on the Company's results of operations.

     DEPENDENCE OF OWNED AND OPERATED OPERATIONS UPON SPONSORSHIP REVENUES. The Company derived $2.1 million, $3.7 million and $7.4 million of revenues for fiscal 1994, 1995 and 1996, respectively, from sponsorship of its fleet of touring motion simulators. Sponsorship revenues prior to January 1996 were primarily derived from a single contract with a major telecommunications company that has sponsored the Company's touring motion simulators since March 1994. In January 1996, the Company entered into a sponsorship contract with a foreign sponsor, which contract expired in August 1996. There can be no assurance that the Company will be able to extend or replace its existing sponsorship arrangements when they expire. If the Company is unable to maintain sponsorship revenues in the future at levels commensurate with that experienced in the past, it could have a material adverse effect on the revenues and gross profit margins derived by the Company from its Owned and Operated attractions which would be mitigated, in part, by any additional revenues derived by the Company from deployment of the touring units at other venues.

     INTENSE COMPETITION; UNPREDICTABILITY OF CONSUMER TASTES. Competition in each of the markets in which the Company competes is intense. IWERKS' principal direct competition for customers comes from manufacturers of competing movie-based attractions, and in the case of amusement and theme parks, manufacturers of traditional amusement park attractions. In addition to its direct competitors, IWERKS also faces competition from systems integrators and some amusement and theme parks developing and constructing their own attractions. Many of the Company's competitors have better name recognition, and substantially greater financial and other resources than IWERKS.

     Additionally, the out-of-home entertainment industry in general is undergoing significant changes, primarily due to technological developments as well as changing consumer tastes. Numerous companies are developing and are expected to develop new entertainment products for the out-of-home entertainment industry in response to these developments that are or may be directly competitive with the Company's products. There is severe competition for financial, creative and technological resources in the Company's industry and there can be no assurance that the Company's existing products will continue to compete effectively or that its products under development will ever be competitive. Further, the commercial success of the Company's products is ultimately dependent upon audience reaction. The Company believes that audience reaction will to a large extent be influenced by the audience's perception of how the Company's products compare with other available entertainment options out of the home. There can be no assurance that new developments in out-of-home entertainment will not result in changes in consumer tastes that will make the Company's products less competitive.

     HISTORY OF OPERATING LOSSES; FLUCTUATING PERIODIC OPERATING RESULTS AND CASH FLOW. The Company has sustained substantial operating losses in three of its last five fiscal years. As of June 30, 1996, the Company's accumulated deficit was $19.7 million. Although the Company reported profits for fiscal 1996, there can be no assurance that the Company will be consistently profitable on either a quarterly or an annual basis or that it will be able to sustain revenue growth in the future.

     The Company has experienced quarterly fluctuations in operating results and anticipates that these fluctuations will continue in future periods. The Company's operating results and cash flow can fluctuate substantially from quarter to quarter and periodically as a result of the timing of theatre system deliveries, contract signings, the mix of theatre systems shipped, the completion of custom film contracts and the amount of revenues from portable simulation theatre and film licensing agreements. In particular, fluctuations in theatre system deliveries from quarter to quarter can materially affect quarterly and periodic operating results, and theatre system contract signings can materially affect quarterly or periodic cash flow. While a significant portion of the Company's expense levels are relatively fixed, and the timing of increases in expense levels is based in large part on the Company's forecasts of future sales. If net sales are below expectations in any given period, the adverse impact on results of operations may be magnified by the Company's inability to adjust spending quickly enough to compensate for the sales shortfall. The Company may also choose to reduce prices or increase spending in response to market conditions, which may have a material adverse effect on the Company's results of operations.

     Over the last three years certain events have contributed to fluctuations in the Company's results of operations and financial condition. In the fourth quarter of fiscal 1994, the Company experienced certain cost overruns on two of its new products, along with some accelerated research and development costs associated with those products. In the third quarter of fiscal 1995, the Company's cost of sales increased dramatically as a percent of sales as a result of a one-time $4.5 million write-down of certain assets, primarily film costs, and third and fourth quarter sales and general administration expenses increased as a result of restructuring charges related to the closure of the Company's Sarasota, Florida facility, its consolidation of its operations and litigation costs associated with the settlement of a securities class action lawsuit, pursuant to which certain common stock and warrants have been issued.

     INTERNATIONAL OPERATIONS. A significant portion of the Company's sales are made to customers located outside of the United States, primarily in the Far East, Europe and Canada. During fiscal 1994, 1995 and 1996, 43%, 55% and 47% of the Company's revenues, respectively, were derived from sales outside the United States. During fiscal 1996, the only foreign market with revenues over 10% of the Company's revenues was the Japanese market with 11%. The Company expects that international operations will continue to account for a substantial portion of its revenues in the near future and maintains an office in Hong Kong to support sales to Asia and one office in Holland to support sales in Europe. International operations and sales may be subject to political and economic risks, including political instability, currency controls, exchange rate fluctuations, and changes in import/export regulations, tariff and freight rates. In addition, various forms of protectionist trade legislation have been proposed in the United States and certain other countries. Any resulting changes in current tariff structures or other trade and monetary policies could adversely affect the Company's international operations. Political and economic factors have been identified by the Company with respect to certain of the markets in which it competes. There can be no assurance that these factors will not result in customers of the Company defaulting on payments due to the Company, or in the reduction of potential purchases of the Company's products.

     CURRENT TRENDS IN THE GLOBAL ECONOMY. The Company's revenues and profitability are dependent on the strength of the national and international economies. In a recessionary environment, sales of the Company's products and products of other entertainment companies may be adversely affected. Theme parks and other out-of-home entertainment venues may also experience a downturn in sales which could reduce the funds available for capital improvements resulting in price and other concessions and discounts by the Company in order to maintain sales activity. Although the Company has not experienced a reduction in unit sales of its products to date, certain of its competitors have reported that the recent recession in the United States has had an adverse impact on their sales activity. Consequently, the Company is unable to predict to what extent, or for what period, a recessionary climate would adversely affect sales of the Company's products.

     DEPENDENCE ON SENIOR MANAGEMENT; RECENT CHANGES TO KEY PERSONNEL. Since January 1995, all of the Company's executive officers have changed. The recruitment, retention and motivation of skilled executives, sales, technical and creative personnel and other employees are important to the Company's operations. The Company's recent history has placed, and could continue to place, a significant strain on the Company's management and other resources. In addition, there is competition for management and creative personnel in the Company's industries. Although the Company has not experienced significant problems in recruiting and retaining qualified personnel, there can be no assurance that it will not encounter such problems in the future. Should any key executive officer cease to be affiliated with the Company before a qualified replacement is found, the Company's business could be materially adversely affected.

     VOLATILITY OF STOCK PRICE. The Company's stock price has been, and is likely to continue to be, highly volatile. The market price of the Common Stock has fluctuated substantially in recent periods. During the 12 months prior to August 19, 1996, the Company's market price has ranged from a low of $4.625 per share to a high of $12.00 per share. Future announcements concerning the Company or its competitors, quarterly variations in operating results, introduction of new products or changes in product pricing policies by the Company or its competitors and acquisition or loss of significant customers may affect or be perceived to affect the Company's operations, or changes in earnings estimates by analysts, among other factors, could cause the market price of the Common Stock to fluctuate substantially. In addition, stock markets have experienced extreme price and volume volatility in recent years. This volatility has had a substantial effect on the market prices of securities of many smaller public companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of the Common Stock.

     LITIGATION: Iwerks has been named as a defendant in an action filed on or about April 15, 1996, entitled Hollingsworth v. Iwerks Entertainment, Inc., et al., Circuit Court of the 12th Judicial District for Sarasota, Florida, Case No. CA-01 96-1930. Fred Hollingsworth III, a former director of Iwerks Entertainment, Inc. and former chief executive officer and founder of Omni Films International, Inc., filed suit against the Company and seven of its current or former officers and directors. The complaint seeks unspecified damages arising from alleged misconduct, including alleged misstatements and omissions, in connection with the acquisition by Iwerks of Omni Films International, Inc. in May 1994. The case has now been removed to the United States District Court for the Middle District of Florida. The Company believes it has meritorious defenses regarding this matter and, therefore, intends to vigorously defend against this action. However, due to the uncertainties inherent in litigation, and because no discovery has yet been undertaken, the ultimate outcome of this matter cannot be ascertained at this time.

     The Company is also a party to various other actions arising in the ordinary course of business which, in the opinion of management, will not have a material adverse impact on the Company's financial condition; however, there can be no assurance that the Company will not become a party to other lawsuits in the future, and such lawsuits could potentially have a material adverse effect on the Company's financial condition and results of operations.

     ENVIRONMENTAL MATTERS AND OTHER GOVERNMENTAL REGULATIONS. Under various Federal, state and local environmental laws and regulations, a current or previous owner or occupant of real property may become liable for the costs of removal or remediation of hazardous substances at such real property. Such laws and regulations often impose liability without regard to fault. The Company leases its corporate headquarters and manufacturing facilities. The Company could be held liable for the costs of remedial actions with respect to hazardous substances on such properties under the terms of the governing lease and/or governing law. Although the Company has not been notified of, and is not otherwise aware of, any current environmental liability, claim or non-compliance, there can be no assurance that the Company will not be required to incur remediation or other costs in the future in connection with its leased properties. In addition, the Company's subcontractors and other third parties, which it has contractual relations with, are similarly subject to such laws.

     EFFECT OF ANTI-TAKEOVER PROVISIONS. The Company's Board of Directors has the authority to issue up to 1,000,000 shares of Preferred Stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by the Company's stockholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of Preferred Stock. While the Company has no present intention to issue shares of Preferred Stock, such issuance, while providing desirable flexibility in connection with the possible acquisitions and other corporate purposes, could have the effect of delaying, deferring or preventing a change in control of the Company and entrenching existing management. In addition, such Preferred Stock may have other rights, including economic rights senior to the Common Stock, and, as a result, the issuance thereof could have a material adverse effect on the market value of the Common Stock.

     A number of provisions of the Company's Certificate of Incorporation and By-Laws and certain Delaware laws and regulations relating to matters of corporate governance, certain rights of Directors and the issuance of preferred stock without stockholder approval, may be deemed to have and may have the effect of making more difficult, and thereby discouraging, a merger, tender offer, proxy contest or assumption of control and change of incumbent management, even when stockholders other than the Company's principal stockholders consider such a transaction to be in their best interest.

     In addition, the Company has adopted a Stockholder Rights Plan (the "Agreement"). Pursuant to the Agreement each outstanding share of the Company's Common Stock has received one Right as a dividend that becomes exercisable upon certain triggering events related to an unsolicited takeover attempt of the Company.

PATENTS AND TRADEMARKS

     Iwerks has been issued US Patents on features of Iwerks' motion base and motion control system used in its ride simulation theatres and all claims have been allowed on its patent applications on certain features of its new Quatro(TM) projection system. Iwerks has registered its principal trademarks in the United States and selected other countries.

EMPLOYEES

     At August 1, 1996 Iwerks employed 162 persons, of whom 20 employees were employed in management, finance and administration, 25 were employed in sales and marketing, and 117 were employed in operations. Although Iwerks has not experienced difficulties in obtaining qualified personnel and anticipates that it will be able to continue to recruit qualified personnel for its operations, there can be no assurance that such personnel will be available when required. None of Iwerks' employees are represented by a collective bargaining agreement. Iwerks believes that its relations with its employees are good.

ITEM 2. PROPERTIES.
- ------------------

     Iwerks maintains its principal facility in Burbank, California where it leases space under four separate leases on adjacent facilities consisting of 36,000, 23,460, 7,596 and 5,184 square feet each, expiring between September 30, 1996 and October 14, 1996. Iwerks leases the space for an aggregate lease payment of approximately $40,000 per month. Notice of extension has been given for the four leases, that will now expire from September 30, 1999 to September 30, 2001, with a revised rental cost of approximately $41,200 per month. Iwerks believes that its current facilities are adequate to meet its needs for the immediate future. If Iwerks' operations were to expand, Iwerks may require additional office, warehouse and manufacturing facilities. Iwerks believes that suitable facilities nearby Iwerks' principal facility in Burbank, California are generally available.

ITEM 3. LEGAL PROCEEDINGS.
- -------------------------

     Iwerks has been named as a defendant in an action filed on or about
April 9, 1996, entitled Hollingsworth v. Iwerks Entertainment, Inc., et al., Circuit Court of the 12th Judicial District for Sarasota, Florida, Case No. CA-01 96-1930. Fred Hollingsworth III, a former director of Iwerks Entertainment, Inc. and former chief executive officer and founder of Omni Films International, Inc., filed suit against the Company and seven of its current or former officers and directors. The complaint seeks unspecified damages arising from alleged misconduct, including alleged misstatements and omissions, in connection with the acquisition by Iwerks of Omni Films International, Inc. in May 1994. The case has now been removed to the United States District Court for the Middle District of Florida. The Company believes it has meritorious defenses regarding this matter and, therefore, intends to vigorously defend against this action. However, due to the uncertainties inherent in litigation, and because no discovery has yet been undertaken, the ultimate outcome of this matter cannot be ascertained at this time.

     The Company is also a party to various other actions arising in the ordinary course of business which, in the opinion of management, will not have a material adverse impact on the Company's financial condition; however, there can be no assurance that the Company will not become a party to other lawsuits in the future, and such lawsuits could potentially have a material adverse effect on the Company's financial condition and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
- -----------------------------------------------------------

     During the last quarter of the Registrant's fiscal year ended June 30, 1996, no matter was submitted to a vote of the security holders of the Registrant.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
- -----------------------------------------------------------------------------

     The Company's Common Stock trades under the symbol "IWRK" on the NASDAQ National Market System. The following table sets forth the range of high and low last sale prices per share for the Common Stock on the NASDAQ National Market System for the periods indicated.

                                                       High         Low
                                                      -------     -------
Year ending June 30, 1997
  First quarter (through August 19, 1996)              10 3/8     7

Year ended June 30, 1996
  Fourth quarter ended June 30, 1996                   12         6 15/16
  Third quarter ended March 31, 1996                    8 1/4     6 1/8
  Second quarter ended December 31, 1995                6 7/8     4 5/8
  First quarter ended September 30, 1995                6 3/8     4

Year ended June 30, 1995
  Fourth quarter ended June 30, 1995                    4 1/2     2 7/8
  Third quarter ended March 31, 1995                    5 3/8     4
  Second quarter ended December 31, 1994                6 1/2     4 3/8
  First quarter ended September 30, 1994                7         4 3/8

     As of August 19, 1996, the Company had 441 stockholders of record. The Company has in excess of 400 beneficial holders of its common stock.

DIVIDEND POLICY

     The Company has not paid any dividends on its common Stock and currently intends to retain any future earnings for use in its business. Therefore, the Company does not anticipate paying any dividends on its Common Stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.
- -------------------------------

                                                                         Year ended June 30,
                                                        ---------------------------------------------------------
                                                         1992        1993        1994         1995         1996
                                                        -------     -------     -------     --------      -------
                                                                (in thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:

Revenue...............................................  $18,188     $32,239     $36,625     $ 44,975      $48,516
Cost of sales.........................................   12,021      21,932      28,921       33,080       28,675
                                                        -------     -------     -------     --------      -------
Gross margin..........................................    6,167      10,307       7,704       11,895       19,841
Selling, general and administrative expenses..........    5,527       8,307      13,199       24,940       17,019
Research and development..............................      317         588       3,027          848          358
                                                        -------     -------     -------     --------      -------
Income (loss) from operations.........................      323       1,412      (8,522)     (13,893)       2,464
Interest income.......................................       39          97         984        1,042        1,164
Interest expense......................................      102          64         478          537          380
                                                        -------     -------     -------     --------      -------
Income (loss) before provision for income taxes.......      260       1,445      (8,016)     (13,388)       3,248
Provision for income taxes............................       30         198          39           85          149
                                                        -------     -------     -------     --------      -------
Net income (loss).....................................  $   230     $ 1,247     $(8,055)    $(13,473)     $ 3,099
                                                        =======     =======     =======     ========      =======
Net income (loss) per common share....................  $   .04     $   .18     $ (1.05)    $  (1.32)     $   .26
                                                        =======     =======     =======     ========      =======
Weighted average shares outstanding...................    5,978       6,967       7,666       10,210       12,144
                                                        =======     =======     =======     ========      =======

BALANCE SHEET DATA (AT END OF YEAR):
Cash and investment in debt securities................  $ 1,328     $ 2,101     $26,526     $20,586       $25,281
Total assets..........................................   10,098      25,386      81,235      71,626        72,926
Notes payable and capital lease obligations
(excluding current portion)...........................      134       2,757       3,349       2,130         2,732
Stockholders' equity..................................    1,082       7,278      62,335      50,374        56,665

Selected financial data includes Omni since the acquisition date of May 18, 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
- -------------------------------------------------------------------------------
OF OPERATIONS.
- -------------

GENERAL

     IWERKS is engaged in the business of designing, engineering, manufacturing, marketing and servicing specialty theatre systems which employ a variety of projection, show control, motion simulation and software technologies. The Company also owns and operates or has a financial interest in both mobile and fixed-location motion simulation theatres.

     Since its inception in 1986, Iwerks has expanded on its initial proprietary large format 870 film projection product to include motion simulation, 360 degree video, 1570 large format projection, group interactive, and 3-D attractions. The Company also developed and built a fleet of 17 mobile motion simulation attractions which it owns and operates. To support these systems, the Company has produced a library of film software which it licenses to operators of its systems. With this diverse array of software driven entertainment products, in 1992 Iwerks developed a strategy for entertainment centers that would incorporate each of its products along with food service and retail sales. To support this strategy, the Company committed significant resources to film software, research and development and expansion of its corporate infrastructure. In May 1994 Iwerks acquired Omni Films International, Inc., a Sarasota, Florida competitor.

     Fiscal 1995 was a year of significant change for the Company. A principal operating strategy of the Company had been the development of a new type of entertainment venue which the Company referred to as "Cinetropolis entertainment centers." As conceived by the Company, this product combines IWERKS attractions with restaurants and specialty retail concepts in a highly themed environment to create a "movie-based entertainment center." The Company devoted significant resources in fiscal 1993 and 1994 to the development and marketing of this new entertainment concept. Included in this effort was substantial research and development expenditures in fiscal 1993 and 1994 to complete two new attractions, the Company's Virtual Adventures attraction and IWERKS 1570 attractions. In addition, during these periods and in the first half of 1995, the Company committed significant resources to the production of film software for exhibition at Cinetropolis centers. In addition, the Company significantly expanded its corporate infrastructure during this period to support an anticipated successful roll-out of its Cinetropolis strategy. These efforts contributed to a net loss recognized by the Company in fiscal 1994 of approximately $8.1 million.

     In fiscal 1995, the Company took a number of steps designed to return the Company to profitability. The Company brought in new management, consolidated its operations into one primary location, implemented a reduction in force and reoriented its product strategies. However, by taking these steps during the fiscal year, the Company was required to recognize a number of accounting charges which contributed to the Company's net loss for the year. Nevertheless, management of the Company believed that the cumulative effect of these decisions will result in a more cost efficient operation with fewer layers of management and more rapid and direct decision making.

     The Company streamlined its management and concentrated its operations under the supervision of four new executives. Roy A. Wright was appointed Chief Operating Officer in December 1994 and assumed the position of Chief Executive Officer on July 1, 1995.

     The Company implemented, during fiscal 1995, a significant reduction in force and consolidated all of its principal operations at its Burbank, California facility. The Company employed 175 persons at September 10, 1995 compared to 253 at August 29, 1994, representing a 31% reduction in personnel. During the third quarter of fiscal 1995, the Company approved a restructuring plan which involved the closure of its Sarasota, Florida manufacturing facility. The relocation of these operations to Burbank, California was expected to be complete by Fall of Calendar 1995. In August 1995, the Company relocated its portable touring operations from Newport Beach, California to Burbank, California. With the completion of the Sarasota consolidation, all of the Company's operations other than regional sales offices are located in Burbank, California.

     The lack of market response to the Company's Cinetropolis product strategy led to a determination by new management to refocus the Company's approach to the owned and operated market. The Company has modified its approach to the Cinetropolis product strategy. It continues, however, to focus on opportunities to participate in the ownership and operation of its attractions. The Company owns and operates a fleet of 17 portable ride simulation theatres and is exploring other potential touring opportunities. The Company continues to evaluate opportunities to participate in the operation of its fixed-base attractions either through direct equity ownership or through licensing arrangements. In this regard, the Company is focusing on less capital intensive strategies without the high level of commitment of management and other resources employed in the past.

     The foregoing resulted in several charges during fiscal 1995 that affected the Company's results of operations. The Company incurred increased professional and consulting fees during the year in connection with its review of operations, which are included in SG&A for the year. The level of SG&A was negatively impacted by a $1,027,000 restructuring charge associated with the Company's decision to restructure its manufacturing operations and effect a reduction in force. The change in the Company's Cinetropolis product strategy resulted in accounting charges in the aggregate amount of $4.5 million, primarily consisting of a write-down of $3.5 million in the carrying value of the Company's film inventory and a write-down of $1 million in the carrying value of certain property and equipment associated with the Company's Virtual Adventures attraction.

     In addition to the accounting charges discussed above, there is included in the results of operations for the 1995 fiscal year an adjustment of approximately $1,100,000 relating to the write-down of certain accounts receivable and other assets.

     During fiscal 1996, the management restructuring, facility consolidation, and reductions in staff contributed to improve margins and reduce selling, general and administrative expenses. These actions along with an increase in total revenues have resulted in net income in all four quarters of fiscal 1996 as discussed in the following Results of Operations.

RESULTS OF OPERATIONS

     Iwerks derives its revenues primarily from three sources: sales of hardware systems, owned and operated (primarily portable simulation theatres), and licensing of films. To a lesser extent, revenues are also earned from service to existing theatre owners and production of films for third parties.

     Revenues on sales of theatre systems are recognized on the percentage-of-completion method over the life of the contract; typically the majority of such revenues are recognized in the 6 to 8 weeks prior to shipment of the theatre system. Accordingly, the timing of shipment schedules as dictated by the customer can result in variability of quarterly revenues and earnings. The gross margin for each contract varies based upon pricing strategies, competitive conditions and product mix.

     Revenues from owned and operated (O & O) consist of portable ride simulation theatre revenues derived primarily from corporate sponsorship or ticket sales at state fairs, air shows, and similar events, as well as revenues derived from fixed site joint venture revenues which includes the Company's contractual share of the sites' revenues or profits as applicable. Admission revenues from the portable ride simulation theatres are subject to variability due to the seasonal nature of these events and are higher during the summer months. Sponsorship and contract revenues for the portable theatres are recognized ratably over the term of the contract.

     The Company typically licenses its film software under one year film license agreements and revenues and related expenses are recognized at the beginning of the license period.

     The Company recognizes revenues and costs associated with the production of custom films at the time of completion and acceptance by the customer. Accordingly, the timing of completion of custom films can result in substantial variability of quarterly revenues and gross margin. The Company typically realizes a smaller margin from the sale of custom films in comparison to its theatre system sales.

     On May 18, 1994, the Company acquired Omni Films International, Inc. for an aggregate of $4.6 million in cash (net of cash received and including acquisition costs) and 1,303,030 shares of the Common Stock of the Company. The acquisition was accounted for under the purchase method and the related Goodwill of $14,521,000 is being amortized over 30 years. The operations of Omni Films have been consolidated with the operations of the Company since the date of acquisition.

     A significant portion of the Company's sales are made to customers located outside of the United States, primarily in Asia, Canada and Europe. During fiscal 1994, 1995 and 1996, 43%, 55% and 47% of the Company's revenues, respectively, were derived from sales outside of the United States. The Company expects that international sales will continue to represent a significant portion of its revenues in the near future and maintains an office in Hong Kong to support sales to Asia. International operations and sales may be subject to political and economic risks, including political instability, currency fluctuations, changes in import/export regulations, tariff and freight rates. In addition, various forms of protectionist trade legislation have been proposed in the United States and in certain other countries. Any resulting change in current tariff structures or other trade and monetary policies could adversely affect the Company's international operations. Political and economic factors have been identified by the Company with respect to certain markets in which it competes. There can be no assurance that these factors will not result in customers of the Company defaulting on payments due to the Company, or in the reduction of potential purchases of the Company's products. Typically, sales are denominated in United States dollars and are backed by letters of credit, which reduce the risks attendant to international sales.

REVENUES

     Revenues for the fiscal year ended June 30, 1994, 1995 and 1996 are analyzed in the following table:

                                                           Fiscal Year Ended June 30,
                                      ------------------------------------------------------------------
                                          1994        %         1995          %          1996         %
                                      -----------   ----     -----------    ----     -----------    ----
Hardware sales & service              $27,974,592    76%     $24,744,947     55%     $27,997,853     58%
Owned and operated                      5,333,452    15%       9,278,716     21%      13,468,712     28%
Film licensing                          1,237,862     3%       4,096,273      9%       4,800,035     10%
Film production and other               2,078,725     6%       6,854,994     15%       2,249,409      4%
                                      -----------   ----     -----------    ----     -----------    ----

                                      $36,624,631   100%     $44,974,930    100%     $48,516,009     100%
                                      ===========   ====     ===========    ====     ===========    ====

     Total revenues for the fiscal years ended June 30, 1994, 1995 and 1996 were $36,624,631, $44,974,930, and $48,516,009, respectively. The 23% increase in total revenues from 1994 to 1995 resulted from the significant increase in revenues from portable theatre events (O&O), a 231% increase in film licensing and several custom film contracts for which there were no similar contracts in either 1994 or 1996. Revenues in 1996 increased in all three primary revenue sources with a 13% increase in hardware sales, a 45% increase in owned and operated especially from foreign sources, and a 17% increase in film and other software licensing.

     Historically, a majority of the Iwerk's revenues have been generated by the sale of hardware which is generally considered a one time sale even though it initiates a recurring stream of film and other software license revenues thereafter. The Company's strategy to develop recurring revenues includes both film and other software licensing and owned and operated (O&O). O&O revenues are derived from portable theatre events, Cinetropolis license and trademark fees, and revenues from a growing network of joint venture fixed-location simulation theatres. O&O revenues have increased 74% from 1994 to 1995 and 45% from 1995 to 1996. In fiscal 1996, these revenues include foreign source revenues from Taiwan, Puerto Rico, Argentina, and a cancellation settlement for an event in Japan. The fleet of touring ride simulation theatres grew from 12 at the close of fiscal 1995 to 17 early in fiscal 1996. Sponsorship events during the period were primarily with one customer and are currently scheduled through the first fiscal quarter in 1997. Film licensing revenues increased 231% from 1994 to 1995, in part because of the Omni Films acquisition, and increased 17% from 1995 to 1996 because of the increase in the number of film license agreements.

     Theatre hardware sales decreased 17% from 1994 to 1995 notwithstanding the $10 million increase in hardware sales derived from the addition of the Omni product line in May 1994 and increased 13% from 1995 to 1996 on increased demand for the Company's theatre systems. Revenues in fiscal 1994 were favorably affected by a single contract which accounted for approximately $6.6 million and the hardware sales to Cinetropolis sites in the amount of $7 million. No similarly large contracts occurred in fiscal 1995. Other revenues have various sources including exclusivity agreements, distribution rights, forfeited deposits and settlements on canceled contracts.

     COST OF SALES primarily includes costs of theatre systems sold, expenses associated with operating portable ride simulation theatres, and costs associated with film production and licensing fees. The cost of theatre systems include the cost of components, customization, engineering, project management, assembly, system integration and installation. Also included are royalties payable to a former joint venture partner and estimated warranty expenses. The costs associated with film license fees primarily reflect amortization of film production costs and royalties paid to third parties over the lives of certain films. The cost of sales associated with operating portable ride simulation theatres include costs for personnel, depreciation, event fees, fuel, insurance and maintenance. The Company's results of operations may vary significantly from quarter to quarter depending on the timing of theatre system shipments, the mix of theatre system contracts, the completion of custom film sales, the amount of revenue attributable to portable ride simulation theatres and film licensing agreements.

     Cost of sales as a percentage of sales was 79%, 74% and 59% for the fiscal years ended June 30, 1994, 1995 and 1996, respectively.

     The improvement in gross profit margin from 1994 to 1995 came in spite of the $4.5 million accounting charge to cost of sales reflecting a write down of certain assets, primarily film costs. Without this charge, the gross profit margin improved from 21% in 1994 to a 36% gross profit margin in 1995. This increase came from improved results from portable theatre events with corporate sponsorships and improved margins on higher service revenues. The profit margin from the sale of theatre hardware improved from a 19% gross profit margin in 1994 to 34% in 1995 because of the additional theatre hardware sales from the Omni product line.

     The gross profit margin improved in 1996 to 41% primarily because of the Company's focus on hardware profit margins as well as attention to pricing and improved margins in O&O particularly the portable theatre events where the margin was favorably impacted by cancellation fees associated with a canceled contract, which amounts were partially offset by costs incurred in anticipation of performance under the contract.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses (SG&A) include personnel costs, trade shows and other promotional expenses, sales commissions, travel expenses, public relations costs, amortization of goodwill, professional fees and divisional administrative costs.

     Selling, general and administrative expenses were $13,198,595, $24,940,040 and $17,018,553, for the years ended June 30, 1994, 1995 and 1996, respectively.

     From 1994 to 1995, SG&A increased 89%. This increase resulted in part, from the acquisition of Omni in May 1994 and the related additional sales and marketing costs of approximately $1 million and acquisition related goodwill amortization of $484,000, for which there was a full year of charges. Other increased expenses include litigation costs associated with the class actions claims of $1.7 million and increased bad debts of $1.1 million.

     The 32% decrease in SG&A from 1995 to 1996 resulted primarily from reduction in marketing and administrative costs associated with the closure of the Sarasota, Florida facility, and from the 1995 litigation costs and bad debt charges, for which there were no comparable charges in 1996.

RESEARCH & DEVELOPMENT

     Research and development costs decreased significantly during fiscal 1995 as compared to 1994 because of the substantial completion of the new product projects, namely Virtual Adventures and Iwerks 1570, in 1994. Expenditures on research and development during 1996 decreased further as the development effort on the IWERKS Quatro(TM) projection system has been substantially completed. The first sale of Quatro(TM) began in fiscal 1996 and it has become the projection system of choice for smaller simulation theatres. The Company has applied for patent protection of certain features on the Quatro(TM) and all claims have been allowed on the Company's patent application.

INTEREST INCOME & EXPENSE

     Interest income for 1994, 1995 and 1996 was $983,837, $1,042,607 and
$1,163,768, respectively. The increase from 1994 to 1995, as well as from 1995 to 1996, resulted primarily from higher invested cash balances during the respective periods.

     Interest expense for 1994, 1995 and 1996 of $478,235, $536,952 and $380,482
resulted primarily from financing costs on the portable ride simulation theatres. Three portable units were added during 1994 and seven additional units were added near the end of 1995. The financing for the five units placed in service at the beginning of fiscal 1996 was not completed until immediately prior to the end of the fiscal year and did not impact interest expense for fiscal 1996.

NET INCOME

     Net income (loss) for the fiscal years ended June 30, 1994, 1995 and 1996 was ($8,055,094), ($13,473,193) and $3,098,726, respectively. As noted earlier, the losses incurred in fiscal 1994 resulted primarily from large research and development costs associated with Virtual Adventures and Iwerks 1570, higher than anticipated costs associated with the initial deliveries of these new products and the increased selling, general and administrative (SG&A)costs associated with the Cinetropolis strategy. The loss incurred in fiscal 1995 resulted from the costs of consolidating the Sarasota, Florida facility to Burbank, the restructuring costs, the write-down of certain assets as a result of the redirection of the Company's product strategy, and the costs associated with settlement of the class action lawsuit. The net income recorded for fiscal 1996 reflects an improvement in both sales and profit margins and a reduction in SG&A costs.

SEASONALITY AND FLUCTUATING QUARTERLY RESULTS

     The following tables set forth unaudited data regarding operations for each quarter of fiscal 1995 and 1996 and the percentage of the Company's revenue and expenses represented by each item of the respective quarter. This quarterly information has been prepared on the same basis as the annual consolidated financial statements and, in management's opinion, contains all normal recurring adjustments necessary to fairly state the information set forth herein. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                       Fiscal 1995                                   Fiscal 1996
                                            --------------------------------------       ----------------------------------------
                                            First     Second     Third     Fourth         First      Second     Third     Fourth
   (Dollars in thousands)                  Quarter    Quarter   Quarter    Quarter       Quarter     Quarter   Quarter    Quarter
- ------------------------------------       -------    -------   -------    -------       -------     -------   -------    -------
Revenue................................    $11,023    $10,686   $10,838    $12,428       $10,096      $13,207  $13,825    $11,388
                                           -------    -------   -------    -------       -------      -------  -------    -------

Cost of sales..........................      6,867      6,276    12,201      7,736         5,720        8,239    7,642      7,074
                                           -------    -------   -------    -------       -------      -------  -------    -------

Selling, general and administrative....      4,877      5,320     7,125      7,618         4,241        4,579    4,921      3,277
                                           -------    -------   -------    -------       -------      -------  -------    -------

Research and development...............        192        338       186        132            90           69      110         89

Interest (income) expense, net.........       (127)       (99)      (64)      (215)          (96)        (284)    (226)      (177)
                                           -------    -------   -------    -------       -------      -------  -------    -------

Income (loss) before provision
 for taxes.............................       (786)    (1,149)   (8,610)    (2,843)          141          604    1,378      1,125

Provision for taxes....................          -          -         -         85             -            -        -        149
                                           -------    -------   -------    -------       -------      -------  -------    -------

Net income (loss)......................    $  (786)   $(1,149)  $(8,610)   $(2,928)      $   141      $   604  $ 1,378    $   976
                                           =======    =======   =======    =======       =======      =======  =======    =======

                                                                          Percentage of Annual Total
                                            -------------------------------------------------------------------------------------
                                            First     Second     Third     Fourth         First      Second     Third     Fourth
                                           Quarter    Quarter   Quarter    Quarter       Quarter     Quarter   Quarter    Quarter
                                           -------    -------   -------    -------       -------     -------   -------    -------
Revenue................................      24%        24%       24%        28%           21%          27%       29%        23%
                                           -------    -------   -------    -------       -------      -------  -------    -------
Cost of sales..........................      21%        19%       37%        23%           20%          29%       27%        24%
                                           -------    -------   -------    -------       -------      -------  -------    -------
Selling, general and administrative....      20%        21%       28%        31%           25%          27%       29%        19%
                                           -------    -------   -------    -------       -------      -------  -------    -------
Research and development...............      23%        40%       22%        15%           25%          19%       31%        25%
Interest (income) expense, net.........      25%        19%       13%        43%           12%          36%       29%        23%
                                           -------    -------   -------    -------       -------      -------  -------    -------

Income (loss) before provision
 for taxes.............................       6%         8%       64%        22%            4%          19%       42%        35%

Provision for taxes....................       -          -         -          -             -            -         -          -
                                           -------    -------   -------    -------       -------      -------  -------    -------

Net income (loss)......................       6%         8%       64%        22%            5%          19%       44%        32%
                                           =======    =======   =======    =======       =======      =======  =======    =======

     The Company's operating results fluctuate from quarter to quarter as a result of the timing of theatre system shipments, the mix of theatre system contracts, the completion of custom film contracts and the amount of revenues from portable simulation theatre and film licensing agreements. Historically, the first fiscal quarter generated the lowest quarterly revenue. With the increase in revenues from Portable Theatre Events, where most revenues are generated during the summer outdoor events season, this trend was broken in fiscal 1995. Hardware sales will likely continue to experience inexplicable quarterly fluctuations as they are substantially dependent on the customers' varying delivery and installation requirements.

     Over the last eight quarters, certain events have caused unusual fluctuations. In the third quarter of fiscal 1995, cost of sales increased dramatically as a percent of sales as a result of a one time $ 4.5 million write down of certain assets, primarily film costs, and third and fourth quarter SG&A increased as a result of restructuring charges including those related to the operational consolidation and the closure of the Sarasota, Florida facility and litigation costs associated with the class action lawsuit. In fiscal 1996, selling, general and administrative expenses increased in the third quarter as performance compensation was accrued upon achieving a level of profitability, and revenues and profit margin were favorably impacted in the third quarter because of cancellation fees received in respect to a cancelled contract. A significant portion of the Company's operating expenses are relatively fixed, and planned expenditures are primarily based upon forecasts. However, the sales cycle for the sale of a single attraction by the Company typically ranges between six and nine months. The Company has little control over the timing of customer purchases. In addition, the Company has experienced significant increases in operating expenses to grow its corporate infrastructure.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has financed its operations primarily from net proceeds from the private placement of $10.3 million in Preferred Stock, net proceeds of $47 million from the initial public offering of Common Stock in fiscal 1994, and cash flow from operations. The Company has also received cash in the amount of $5 million for the sale of certain distribution rights.

     At June 30, 1994, the Company's principal source of liquidity included cash of $8.5 million, investments in debt securities of $18.1 million, and $5.5 million of trade receivables. In addition, the Company had a $5 million bank line of credit and its Omni subsidiary had a $1 million bank line of credit, $600,000 under these lines were drawn down at June 30, 1994.

     In fiscal 1995, approximately $4.9 million in cash was provided by operations. Increases were primarily provided by an increase of $1.2 million in net advance deposits collected on pending projects in excess of accumulated costs to date and an increase in accrued expenses of $5.8 million. Offsetting these cash sources was an increase of $1.5 million in trade accounts receivable reflecting a decision to accept selected project payment plans with selected terms.

     The Company's major investing activities in fiscal 1995 included approximately $2.6 million in film, $1.2 million in property, plant and equipment and $3.6 million in connection with portable simulation theatres. Additional cash resources were used to pay a related party debt of $1.6 million for the acquisition in May 1994 of a minority interest and an additional $1.0 million for the remainder 5% interest in IWERKS Touring Technologies, Inc. from a Company officer.

     In fiscal 1996, approximately $3.7 million in cash was provided by operating activities, primarily from net income of $3.1 million, depreciation and amortization of $6.4 million, and a decrease in accounts receivable of $1.3 million. Offsetting these cash sources were increases in inventories and costs and estimated earnings in excess of billings on uncompleted contracts, and decreases in accounts payable and accrued expenses of $4.2 million. The Company's major investing activities included the purchase of debt securities and to a lessor extent the purchases for property and equipment and additions to the film library. During fiscal 1996, the major financing activities were the repayment of notes payable and the $3,000,000 proceeds from the financing of five Reactors that were placed in service early in the fiscal year.

     At June 30, 1996, the Company had cash and debt securities investments of approximately $25.3 million, up from approximately $20.6 million at June 30, 1995. In addition, the Company has a $5 million bank line of credit, none of which was drawn down at June 30, 1995 and 1996. The Company is in compliance with all material covenants required under that line of credit. The Company anticipates that its operating and investment activities in fiscal 1997 and beyond, including expected investments in O & O joint ventures which could be significant, will use cash and expects that its cash balance will decline. However, the Company believes that its existing cash balances, the proceeds of the debt securities it owns as they mature, potential financing from the Company's $5 million line of credit, and cash flow from operations will be sufficient to meet its cash requirements through fiscal 1997, after which time it may be required to raise additional cash through the sale of equity or debt securities. In addition, to the extent the Company experiences growth in the future, or its cash flow from operations is less than anticipated, the Company may be required to obtain additional sources of cash.

OUTLOOK

     With the exception of the historical information, the matters discussed above include forward-looking statements that involve risks and uncertainties. Among the important factors that could cause actual results to differ materially from those indicated in the forward looking statements are costs of sales and the ability of the Company to manufacture and maintain pricing at a level to sustain gross profit margins, the level of selling, general and administrative costs, the performance by the Company under its existing purchased and sponsorship contract and the ability to obtain new contracts, the success of the Company's owned and operated strategy, the success of the Company's film software, the effects of competition, and those other factors discussed above in Management's Discussion and Analyses of Financial Condition and Results of Operations, and elsewhere in this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
- ---------------------------------------------------

                        REPORT OF INDEPENDENT AUDITORS


The Board of Directors
Iwerks Entertainment, Inc.

We have audited the accompanying consolidated balance sheets of Iwerks Entertainment, Inc. as of June 30, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Iwerks Entertainment, Inc. at June 30, 1995 and 1996 and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all materials respects the information set forth therein.


Los Angeles, California                    /s/ Ernst & Young LLP
August 2, 1996

                          IWERKS ENTERTAINMENT, INC.
                          CONSOLIDATED BALANCE SHEETS
                                    ASSETS

                                                          June 30,
                                                   -------------------------
                                                       1995         1996
                                                   -----------   -----------
Current assets:

  Cash and cash equivalents                        $ 5,731,332   $12,674,206

  Investment in debt securities (Note 4)            12,619,370     6,781,548

  Trade accounts receivable, net of allowance
    for doubtful accounts (Note 1)                   6,458,720     5,176,226

  Costs and estimated earnings in excess of
    billings on uncompleted contracts (Note 5)       2,811,292     5,583,368

  Inventories                                        2,142,382     2,798,244

  Related party receivables (Note 8)                    70,995        64,049

  Refundable income taxes                              330,600             -
                                                   -----------   -----------
       Total current assets                         30,164,691    33,077,641


Investment in debt securities, excluding
 current portion                                     2,234,983     5,825,747

Portable simulation theatres at cost, net of
 accumulated depreciation                           10,334,456     9,083,796

Property and equipment at cost, net of
 accumulated depreciation and amortization
 (Note 7)                                            4,884,202     3,518,908

Film inventory at cost, net of amortization
 (Note 1)                                            4,874,332     3,372,332

Goodwill (Note 3)                                   18,264,772    17,359,926

Other assets                                           868,616       687,826
                                                   -----------   -----------

Total assets                                       $71,626,052   $72,926,176
                                                   ===========   ===========

                            See accompanying notes.

                          IWERKS ENTERTAINMENT, INC.
                          CONSOLIDATED BALANCE SHEETS
                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                           June 30,
                                                   --------------------------
                                                       1995          1996
                                                   ------------  ------------
Current liabilities:
  Accounts payable                                 $  3,371,768  $  2,634,257
  Accrued expenses                                    9,304,693     7,667,218
  Notes payable to related parties, current
   portion (Note 8)                                     423,638       874,699
  Notes payable, current portion (Note 9)             1,435,345       570,532
  Billings in excess of costs and estimated
   earnings on uncompleted contracts (Note 5)         2,530,094     1,106,019
  Deferred revenue (Note 8)                           1,933,819        60,803
  Capital leases, current portion (Note 12)             122,681       615,003
                                                   ------------  ------------
  Total current liabilities                          19,122,038    13,528,531

Notes payable to related parties, excluding
 current portion (Note 8)                               823,534             -
Notes payable, excluding current portion
 (Note 9)                                             1,034,861        81,164
Capital lease obligations, excluding
 current portion (Note 12)                              272,006     2,651,135
                                                   ------------  ------------
Total liabilities                                    21,252,439    16,260,830


Commitments and contingencies (Note 12)
Stockholders' equity (Note 11):
  Preferred stock, $.001 par value,
   1,000,000 authorized, none issued
   and outstanding                                            -             -
  Common stock, $.001 par value,
   20,000,000 shares authorized;
   10,591,764 (1995) and 11,588,048
   (1996) issued and outstanding                         55,454        56,450
  Paid-in capital                                    73,410,493    76,339,517
  Unearned stock compensation                          (262,987)            -
  Deficit                                           (22,829,347)  (19,730,621)
                                                   ------------  ------------
Total stockholders' equity                           50,373,613    56,665,346
                                                   ------------  ------------

Total liabilities and stockholders' equity         $ 71,626,052  $ 72,926,176
                                                   ============  ============

                            See accompanying notes.

                          IWERKS ENTERTAINMENT, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               Year ended June 30,
                                                   -------------------------------------------
                                                       1994             1995          1996
                                                   ------------    ------------   -----------
Revenue                                            $ 36,624,631    $ 44,974,930    $48,516,010

Cost of sales                                        28,920,617      33,080,372     28,674,960
                                                   ------------    ------------    -----------

Gross margin                                          7,704,014      11,894,558     19,841,050

Selling, general, and administrative expenses        13,198,595      24,940,040     17,018,553

Research and development                              3,027,373         848,166        358,094
                                                   ------------    ------------    -----------

(Loss) income from operations                        (8,521,954)    (13,893,648)     2,464,403

Interest income                                         983,837       1,042,607      1,163,768
Interest expense                                       (478,235)       (536,952)      (380,482)
                                                   ------------    ------------    -----------

(Loss) income before provision for
  income taxes                                       (8,016,352)    (13,387,993)     3,247,689
Provision for income taxes  (Note 10)                    38,742          85,200        148,963
                                                   ------------    ------------    -----------

Net (loss) income                                  $ (8,055,094)   $(13,473,193)   $ 3,098,726
                                                   ============    ============    ===========

Net (loss) income per common share                 $      (1.05)   $      (1.32)   $       .26
                                                   ============    ============    ===========

Weighted average shares outstanding                   7,665,641      10,209,663     12,144,299
                                                   ============    ============    ===========

                            See accompanying notes.

                          IWERKS ENTERTAINMENT, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                              Preferred stock          Common stock
                         ------------------------  ---------------------
                                                                             Paid-in     Unearned stock   Retained
                            Shares       Amount      Shares      Amount      capital      compensation    (deficit)       Total
                         -----------  -----------  ----------   --------   -----------   --------------  -------------  ------------
Balance at June 30, 1993   2,566,110  $ 7,962,234   2,984,914    $47,850   $ 1,094,627    $(525,978)     $ (1,301,060) $  7,277,673

Issuance of Series E
 convertible preferred
 stock                       210,526    2,000,000                                                                         2,000,000

Conversion of preferred
 stock (Series A to E)
 to common stock upon
 consummation of the
 initial public offering  (2,776,636)  (9,962,234)  2,413,819      2,414     9,959,820

Common stock options and
 warrants exercised
 (Note 11)                                            368,460        368       389,713                                      390,081
Issuance of common stock
 in connection with the
 initial public offering,
 net of expenses                                    2,897,843      2,895    47,079,900                                   47,082,795

Issuance of common stock
 in connection with
 acquisition of Omni
 (Note 3)                                           1,303,030      1,303    13,506,803                                   13,508,106

Amortization of unearned
 stock compensation                                                                         131,495                         131,495

Net loss                                                                                                   (8,055,094)   (8,055,094)
                          ----------  -----------  ----------    -------   -----------    ---------      ------------  ------------
Balance at June 30, 1994           -  $         -   9,968,066     54,830    72,030,863     (394,483)       (9,356,154)   62,335,056
                          ==========  ===========  ==========    =======   ===========    =========      ============  ============

Common stock options
 exercised (Note 11)                                  308,698        309       191,945                                      192,254

Issuance of common stock
 in connection with the
 minority interest
 acquisition of Iwerks
 Touring Technologies,
 Inc. (Note 8)                                        315,000        315     1,187,685                                    1,188,000

Amortization of unearned
 stock compensation                                                                         131,496                         131,496

Net loss                                                                                                  (13,473,193)  (13,473,193)
                                                   ----------    -------   -----------    ---------      ------------  ------------
Balance at June 30, 1995                           10,591,764     55,454    73,410,493     (262,987)      (22,829,347)   50,373,613
                                                   ==========    =======   ===========    =========      ============  ============

Issuance of common stock
 in connection with the
 class action settlement
 (Note 16)                                             75,000         75     1,599,925                                    1,600,000

Common stock options and
 warrants exercised
 (Note 11)                                            961,284        961     1,579,059                                    1,580,020

Retirement of common stock                            (40,000)       (40)     (249,960)                                    (250,000)

Amortization of unearned
 stock compensation                                                                         262,987                         262,987

Net income                                                                                                  3,098,726     3,098,726
                                                   ----------    -------   -----------    ---------      ------------  ------------

Balance at June 30, 1996                           11,588,048    $56,450   $76,339,517    $       -      $(19,730,621) $ 56,665,346
                                                   ==========    =======   ===========    =========      ============  ============

                            See accompanying notes.

                          IWERKS ENTERTAINMENT, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Year ended June 30,
                                                               -------------------------------------------
                                                                    1994           1995           1996
                                                               ------------    ------------   ------------
OPERATING ACTIVITIES
Net (loss) income                                              $ (8,055,094)   $(13,473,193)   $ 3,098,726
Adjustments to reconcile net (loss) income
 to net cash provided by (used in)
 operating activities:
  Loss (income) from limited partnership                            130,388         101,381        (46,279)
  Depreciation and amortization                                   3,008,634       6,032,800      6,437,863
  Write-down of other assets to net realizable value                      -       2,491,595              -
  Write-down of film inventory to net realizable value                    -       3,507,201              -
  Changes in operating assets and liabilities:
    Trade accounts receivable, net                                 (104,426)     (1,530,097)     1,282,494
    Costs and estimated earnings in excess
     of billings on uncompleted contracts                        (2,344,269)      1,201,121     (2,772,076)
    Inventories                                                      35,744         861,908       (655,862)
    Related party receivables                                     2,204,401          45,491          6,946
    Refundable income taxes                                        (330,600)              -        330,600
    Deferred tax assets                                             330,600               -              -
    Other assets                                                   (626,519)        629,470        120,252
    Accounts payable                                               (973,502)        661,363       (737,511)
    Accrued expenses                                                836,349       5,808,921        (37,475)
    Related party payable                                           235,000               -              -
    Billings in excess of costs and estimated
     earnings on uncompleted contracts                           (1,577,755)         28,641     (1,424,075)
    Deferred revenue                                             (2,678,890)     (1,485,870)    (1,873,016)
    Income taxes payable                                           (528,200)              -              -
                                                               ------------    ------------    -----------
      Net cash (used in) provided by
       operating activities                                     (10,438,139)      4,880,732      3,730,587

INVESTING ACTIVITIES
Investment in limited partnership                                         -        (218,000)             -
Investment in patents                                                     -               -        (21,370)
Investment in portable simulation theatres                       (2,816,476)     (3,627,636)      (184,471)
Purchases of property and equipment                              (2,350,731)     (1,222,396)      (312,442)
Additions to film inventory                                      (4,964,373)     (2,624,068)      (789,963)
Investment in debt securities                                   (18,068,257)      3,213,904      2,247,058
Purchase of minority interest in ITT, net
 of common stock issued                                                   -      (2,646,000)             -
Purchase of  Omni Films International, Inc.,
 net of cash acquired and stock issued                           (4,634,350)              -              -
                                                               ------------    ------------    -----------
    Net cash (used in) provided by investing
     activities                                                 (32,834,187)     (7,124,196)       938,812

FINANCING ACTIVITIES
Restricted cash for borrowing                                       379,078               -              -
Proceeds from issuance of related party debt                        600,000               -              -
Proceeds from issuance of debt                                      546,381       1,364,569              -
Proceeds from capital lease                                               -               -      3,000,000
Repayment of notes payable to related parties                      (397,335)       (398,639)      (372,473)
Repayment of notes payable                                         (603,410)     (1,651,229)    (1,818,510)
Payments on capital leases                                         (121,062)       (121,538)      (128,549)
Issuance of preferred stock                                       2,000,000               -              -
Issuance of common stock from the initial public
 offering net of expenses                                        47,082,795               -              -
Exercise of stock options and warrants                              390,081         192,254      1,580,020
Retirement of common  stock                                               -               -       (250,000)
Other                                                               131,495         131,496        262,987
                                                               ------------    ------------    -----------
      Net cash provided by (used in)financing
       activities                                                50,008,023        (483,087)     2,273,475
                                                               ------------    ------------    -----------

Net increase (decrease) in cash                                   6,735,697      (2,726,551)     6,942,874
Cash and cash equivalents at beginning of year                    1,722,186       8,457,883      5,731,332
                                                               ------------    ------------    -----------
Cash and cash equivalents at end of year                       $  8,457,883    $  5,731,332    $12,674,206
                                                               ============    ============    ===========

Supplemental disclosures of cash flow information
  Cash paid during the year for:
    Interest, net of amount capitalized                        $    422,975    $    385,663    $   418,811
                                                               ============    ============    ===========
    Income taxes                                               $    527,000    $     78,000    $    61,000
                                                               ============    ============    ===========

Supplemental disclosures of non-cash  investing and financing activities -

     In 1996, $1,600,000 was recorded to stockholders' equity from accrued expenses due to the issuance of common stock and warrants in connection with the finalization of the class action settlement.

     Capital lease obligations increased by $50,000, in 1994, due to the purchase of property and equipment and portable simulation theatres (none in 1995). Capital lease obligations increased by $3,000,000, in 1996, due to the purchase of portable simulation theatres.

     In 1994, the Company acquired Omni Films International, Inc. for $19,169,607 including acquisition costs in exchange for Company common stock valued at $13,508,106 and cash.

     In 1995, the Company increased film inventory by $574,750 with a corresponding increase in notes payable.

     In 1994 and 1995, the Company acquired the minority interest of Iwerks Touring Technologies, Inc. for $2,428,000 and $1,400,000, respectively, in exchange for Company Common Stock valued at $828,000 and $360,000, respectively, and cash.

                            See accompanying notes.

                          IWERKS ENTERTAINMENT, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     CONSOLIDATION AND BASIS OF PRESENTATION - Iwerks Entertainment, Inc. (the "Company" or "Iwerks") originally incorporated in California and became a Delaware corporation concurrent with its initial public offering in October 1993. The Company designs, manufactures, installs and services high resolution, proprietary motion picture theatre attractions in amusement and theme parks, world expositions, museums, visitor centers, casinos and newly emerging entertainment venues. The Company's attractions are built around a variety of theatre systems, including fixed and portable simulators, giant screen, 360 degree, 3D theatres, and virtual reality theatre systems. These theatre systems use entertainment software to create a total reprogrammable attraction, complete with all necessary hardware and software.

     The Company operates in one business segment, the manufacture, distribution and operation of entertainment and educational hardware and software.

     The financial statements consolidate the accounts of the Company and its wholly owned subsidiaries, Iwerks Attractions and Technologies, Iwerks Studios Inc., Cinetropolis, Inc. ("Cinetropolis"), Omni Films International, Inc. ("Omni") and Discovery Theatre Group-San Francisco, Inc. and Iwerks Touring Technologies, Inc. ("ITT"). All significant intercompany amounts and transactions have been eliminated in consolidation.

     Certain reclassifications were made to the financial statements for the year ended June 30, 1995 in order to conform to the fiscal 1996 presentation.

     REVENUE AND COST RECOGNITION - Revenue from fixed-price-contracts are recognized on the percentage-of-completion method, measured by the ratio of percentage of labor hours incurred to date to estimated total labor hours for each contract. Management considers expended labor hours to be the best available measure of progress on such contracts. A contract is considered substantially complete upon delivery and acceptance of the product by the customer. These contracts average six to nine months in duration.

     The Company also earns revenues for the production of films for outside parties. The Company recognizes revenue from such projects when the film is complete and has been accepted by the customer.

     Contract costs include direct materials, direct labor cost and indirect costs related to contract performance, such as indirect labor, supplies and tools. Costs and estimated earnings in excess of billings on uncompleted contracts represents costs incurred and gross profit recognized in excess of amounts billed. Billings in excess of costs and estimated earnings on uncompleted contracts represents billings in excess of costs incurred and gross profit recognized. Billings to customers are in accordance with the terms of the contract and generally follow a payment schedule.

     The Company provides a warranty for all contracts generally for a period of twelve months. Such warranty costs are included in cost of sales. The warranty accrual as of June 30, 1995 and 1996 was $1,317,825, and $1,112,974,
respectively, and are included in accrued expenses in the accompanying consolidated balance sheet.

     The Company performs a quarterly review of uncompleted contracts. Changes in estimates are reflected in the period of the change. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

     The Company generally licenses films at agreed-upon minimum amounts. Revenues from film licenses are recognized when the license period begins and the programming is available pursuant to the terms of the license agreement.

     TRADE ACCOUNTS RECEIVABLE primarily consists of amounts due on contracts. Allowance for doubtful accounts was $932,255 in 1995 and $292,990 in 1996.

     INVENTORIES consist primarily of simulation system equipment components and are stated at the lower of cost or market on a first-in, first-out basis.

     FILM INVENTORY consists of production and print costs and are stated at the lower of cost or net realizable value. The individual film forecast method is used to amortize film costs. Costs accumulated in the production of a film are amortized in the proportion that gross revenues realized bear to management's estimate of total gross revenues expected to be received. Revenue estimates on a film-by-film basis are reviewed quarterly by management and are revised, if warranted, based upon management's appraisal of current market conditions. Unamortized film costs are written down to net realizable value based on this appraisal, where applicable. Estimated liabilities for royalties and participation are accrued and expensed in the same manner as film costs are amortized.

     Film inventory is comprised of the following:

                                                         June 30,
                                               ---------------------------
                                                   1995           1996
                                               -----------    ------------
Films released                                 $12,186,957    $ 13,623,600
Films in process and development                 1,368,477         721,797
                                               -----------    ------------
Total                                           13,555,434      14,345,397
                                               -----------    ------------
Less accumulated amortization                   (8,681,102)    (10,973,065)
                                               -----------    ------------
                                               $ 4,874,332    $  3,372,332
                                               ===========    ============

     The Company estimates that all of its unamortized released film cost will be amortized over the next three years.

PORTABLE SIMULATION THEATRES - Seventeen portable simulation theatres are in operation at June 30, 1996 of which five new units were placed in service in July of 1995. Revenues from ticket sales are recorded at the time collected and fees from leasing of these simulators are recognized over the related lease periods. Depreciation on the portable simulation theatres is computed using the straight line method over the estimated useful lives of the related assets, which range from seven to ten years. Accumulated depreciation was $1,634,557 in 1995 and $3,069,688 in 1996.

DEPRECIATION AND AMORTIZATION OF PROPERTY AND EQUIPMENT is computed using the straight line method over the estimated useful lives of the assets, which range from three to ten years. Leasehold improvements are amortized over five years or the term of the lease, whichever is shorter.

GOODWILL (excess purchase price and liabilities assumed over the fair market value of assets acquired) primarily resulted from the acquisition of Omni and is being amortized over thirty years using the straight line method (see Note 3). The remaining goodwill relates to the acquisition of a minority interest in a subsidiary in 1994 and 1995 (see Note 8) and prior acquisitions which are being amortized over four to twenty-five years using the straight line method. Goodwill is reviewed periodically to determine if the facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based upon discounted cash flows of the acquired business over the remaining amortization period, then the carrying value of the related goodwill will be reduced by the estimated shortfalls of cash flows. Accumulated amortization was $987,565 in 1995 and $1,892,415 in 1996.

OTHER ASSETS - Patents expiring in 2008 are stated at cost, and are being amortized using the straight line method over seventeen years. The covenant not to compete in connection with the Omni transaction has been fully amortized at June 30, 1996. Accumulated amortization was $154,659 in 1995 and $282,845 in 1996.

ACCRUED EXPENSES - The Company provides for commission and applicable royalties on revenue recognition in connection with such agreements. The commission accrual as of June 30, 1995 and 1996 was $821,358 and $1,073,564, respectively, and the royalty accrual as of June 30, 1995 and 1996 was $229,270 and $871,045, respectively. These amounts are included in accrued expenses in the accompanying consolidated balance sheets.

     The Company had legal accruals as of June 30, 1995 and 1996 in the amounts of $1,619,466 and $209,120, respectively. The Company also had compensation accruals in the amount of $141,000 and $950,000 as of June 30, 1995 and 1996, respectively. These amounts are included in accrued expenses in the accompanying consolidated balance sheets.

DEFERRED REVENUE represents advance payments for portable theatre systems or distribution rights and is recognized over the life of the respective agreements.

RESEARCH AND DEVELOPMENT COSTS are incurred in the design, construction and testing of prototype systems and are charged to expense when incurred.

INCOME TAXES - Effective July 1, 1990, the Company has applied Statement of Financial Accounting Standards No. 109, (Accounting for Income Taxes), which utilizes the liability method. Deferred income taxes under the liability method arise primarily from the difference between the timing of recognition of certain revenue and expense items for financial reporting and income tax purposes.

CASH AND CASH EQUIVALENTS - The Company places its temporary cash investments with one high quality financial institution. The investments mature within 30 to 90 days and therefore are subject to limited risk.

INVESTMENT IN DEBT SECURITIES - During the three months ended December 31, 1995, in accordance with the Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities (Special Report
- - November 1995), the Company reassessed the classification of its investments in debt securities under Statement 115. In light of this reassessment, the Company reclassed its entire investment in debt securities from held to maturity to available-for-sale. The realized and unrealized gain and loss at the date of transfer was not material. Investment in debt securities at June 30, 1996 is classified as available-for-sale and is stated at fair value, with the unrealized gains and losses, net of tax, reported in stockholders' equity which were not material for any year presented. The Company reclassified $8,082,643 at June 30, 1995 from cash to investment in debt securities to fully reflect the proper classification of the current portion of investment in debt securities. This will provide a comparable accounting classification with the fiscal 1996 presentation.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The Company's financial instruments, other than cash, accounts receivable and accounts payable, consist primarily of investments in debt securities. The fair value of investments in debt securities is based on quoted market prices.

CONCENTRATION OF CREDIT RISK - The Company is required by Statement of Financial Accounting Standards No. 105, "Disclosure of Information About Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk," to disclose significant concentrations of credit risk regardless of the degree of such risk. The Company conducts ongoing credit evaluations of all customers and believes the credit risk from its customers is minimal.

QUALIFIED 401k PLAN - The Company has adopted a Defined Contribution 401k Plan ("Plan") for all of its eligible employees effective as of August of 1994. Under the Plan, each employee who has attained the age of eighteen and who has completed three months of service with the Company is eligible to become a participant. Under the Plan, each participant is permitted to make tax deferred voluntary contributions of an amount not to exceed the lessor of 15% of his or her respective compensation and the applicable statutory limitation. The Company has elected not to make any matching contributions to the Plan.

NET INCOME (LOSS) PER COMMON SHARE - The net income (loss) per share for the years ended June 30, 1994, 1995 and 1996 is based on the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consisting of outstanding stock options and warrants are included in the calculation to the extent they are dilutive. Common equivalent shares from convertible preferred stock have been considered outstanding since the date of issuance as preferred stock automatically converted to common stock when the initial public offering was consummated on October 26, 1993.

     Fully diluted amounts for each period do not materially differ from the amounts presented herein.

     The net loss per common share for the year ended June 30, 1994 calculated pursuant to Accounting Principle Board Opinion No. 15, would be ($1.16).

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

STOCK-BASED COMPENSATION - The Company accounts for its stock compensation arrangements under the provisions of Accounting Principle Board No. 25, "Accounting For Stock Issued to employees" and intends to continue to do so.


2. RESTRUCTURING CHARGES

     During the third quarter of fiscal 1995 the Company approved a restructuring plan for the closure of its Sarasota, Florida ("Sarasota") manufacturing facility. The restructuring plan has effected the operational consolidation of the Company's manufacturing operations into one facility at the Company's corporate headquarters in Burbank, California. The Company provided $1,027,000 for this restructuring plan, which is included in selling, general and administrative expenses in the 1995 statement of operations. The major components of the charge include a combination of cash outlays for severance payments (32 employees expected to be terminated) and lease cancellations of approximately $500,000 and non-cash charges relating to the write-off of certain property and equipment at the Sarasota facility.

     The restructuring plan was executed over the period from April 1995 to November 1995. Since the operations of the Sarasota facility have been incorporated into the Company's Burbank facility, there was no effect on revenues or net operating income other than the costs associated with the restructuring.

     Termination benefits totaling $250,000 for 32 employees accrued in the third quarter of fiscal 1995 were paid ratably during the first and second quarters of fiscal 1996. The employees affected were primarily production and engineering staff at the Sarasota facility. The difference between the estimated costs accrued in the third quarter of fiscal 1995 and actual costs were immaterial.

     The estimated costs associated with the cancellation of leases of $250,000 and the write-off of certain property and assets at the Sarasota facility of $527,000 were accrued in the third quarter of fiscal 1995. The ultimate negotiated settlement of the Sarasota leases included the turnover of certain property and assets at the Sarasota facility along with a cash payment of $86,000. This settlement was recorded in the first quarter of fiscal 1996 and resulted in an immaterial adjustment to the estimated accrual. In the fourth quarter of fiscal 1995, property and certain assets were charged to the reserve in the amount of $446,000 with the balance charged to the reserve in the first quarter of fiscal 1996.

     Costs associated with the relocation and consolidation were charged to operations in the periods in which they occurred. Charges of $53,100 were made in the fourth quarter of fiscal 1995. Charges of $115,531 and $82,950 were made in the first and second quarters of fiscal 1996, respectively, and were less than the original estimate of $550,000. The relocation and consolidation was completed in November 1995.


3. ACQUISITION OF OMNI FILMS INTERNATIONAL, INC.

     On May 18, 1994, the Company acquired Omni, a movie based entertainment technology company, pursuant to an Agreement and Plan of reorganization, (the "Merger Agreement"). Each of the then outstanding shares of Omni common stock received $1.42 in cash and .424303 shares of Iwerks common stock. Further, each Omni option and warrant outstanding was assumed by Iwerks and was converted into an option or warrant to purchase Iwerks common stock, the number of which was determined based on the number of shares of Iwerks common stock which would have been received by the optionee or holder of such warrant by converting to an equivalent exercise price of Iwerks assuming the option or warrant had been exercised under the terms of the Merger Agreement.

     The transaction was accounted for as a purchase by Iwerks of Omni resulting in an aggregate purchase price of $19,169,607 including acquisition costs. The aggregate purchase price of Omni in excess of the fair value of the identifiable assets of Omni at the date of acquisition was $14,671,558. Based upon management's review, $150,000 has been allocated to a covenant not to compete and $14,521,558 has been allocated to goodwill. The operations of Omni have been consolidated with the operations of the Company from May 18, 1994.

     The following unaudited pro forma information for fiscal 1994 reflects the results of the Company's consolidated operations as if the acquisition occurred at the beginning of that fiscal year. The unaudited pro forma consolidated financial results are not necessarily indicative of the actual results that would have occurred had the acquisition occurred at the beginning of fiscal 1994.

         Revenues                   $44,856,972
         Net loss                    (9,424,571)
         Net loss per share               (1.07)

4.  INVESTMENTS IN DEBT SECURITIES

     The principal or face amount, cost, carrying amounts and fair values of the Company's investments in debt securities (maturing from 1 - 15 months) at June 30, 1995 and 1996 are as follows:

                            Principal                    Carrying        Fair
Security                     Amount         Cost          Amount        Value
- --------                   -----------   -----------   -----------   -----------
1995
- ----
U.S. Treasury Notes        $14,668,414   $14,854,353   $14,854,353   $14,862,659

Less current portion        12,487,695    12,619,370    12,619,370    12,584,332
                           -----------   -----------   -----------   -----------

                           $ 2,180,719   $ 2,234,983   $ 2,234,983   $ 2,278,327
                           ===========   ===========   ===========   ===========

1996
- ----
U.S. Treasury Notes        $10,877,133   $11,075,217   $11,075,217   $11,069,179
FNMA Discount Notes          1,500,000     1,532,078     1,532,078     1,533,592
                           -----------   -----------   -----------   -----------
  Total                     12,377,133    12,607,295    12,607,295    12,602,771
Less current portion         6,660,727     6,781,548     6,781,548     6,809,634
                           -----------   -----------   -----------   -----------
                           $ 5,716,406   $ 5,825,747   $ 5,825,747   $ 5,793,137
                           ===========   ===========   ===========   ===========

Realized gains or losses from debt securities sold during the year ended June 30, 1995 and 1996 were not material. The proceeds from sales of available for sale securities for the years ended 1995 and 1996 was $39,350,995 and $35,744,925, respectively. The basis on which cost was determined on calculating gains and losses was the specific identification method.


5. BILLINGS IN EXCESS OF COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

     Billings in excess of costs and estimated earnings on uncompleted contracts at June 30, 1995 and 1996 consist of the following:

                                                   1995            1996
                                               ------------    ------------
Costs incurred on uncompleted contracts        $  9,119,621    $ 14,156,568
Estimated earnings                                6,515,085      13,911,786
                                               ------------    ------------
                                                 15,634,706      28,068,354

Less billings to date                           (15,353,508)    (23,591,005)
                                               ------------    ------------
                                               $    281,198    $  4,477,349
                                               ============    ============

     Such costs are included in the accompanying balance sheets at June 30, 1995 and 1996 under the following captions:

                                                     1995             1996
                                                  -----------      ------------
Costs and estimated earnings in excess of
  billings on uncompleted contracts               $ 2,811,292      $ 5,583,368
Billings in excess of costs and estimated
  earnings on uncompleted contracts                (2,530,094)      (1,106,019)
                                                  -----------      -----------
                                                  $   281,198      $ 4,477,349
                                                  ===========      ===========

6. INVESTMENT IN LIMITED PARTNERSHIP

     The company has a non-controlling 50% equity interest in a partnership which operates a motion simulation theatre at Pier 39 in San Francisco, California, and accounts for its investment using the equity method of accounting. The Company's share of the partnership income and (losses) amounting to ($130,388), ($101,381) and $ 46,279 for the years ended June 30, 1994, 1995 and 1996, respectively, are reflected as cost of sales in the statements of operations. The partnership began operations in August of 1992. The Company's equity interest is included in other assets.

     The following is summarized financial information regarding the partnership as of and for the years ended June 30, 1994, 1995 and 1996:

                                           1994           1995          1996
                                        ----------     -----------   ----------
Current assets                          $   93,444      $   83,484   $   42,686
Non-current assets                       1,701,792       1,500,843    1,318,438
Current liabilities                        442,095         163,868       74,100
Non-current liabilities                  1,375,387       1,209,467      983,474
Partnership capital (deficit)              (22,246)        210,992      303,550

Revenues                                   857,399       1,034,242    1,314,440
Operating costs                          1,118,176       1,237,004    1,221,882
Net (loss) income                         (260,777)       (202,762)      92,558


7. PROPERTY AND EQUIPMENT

     Property and equipment, at cost, are summarized as follows at June 30, 1995, and 1996:

                                                   1995           1996
                                               ------------    ------------
Office equipment, furniture and fixtures       $ 2,153,097     $ 2,076,166
Operating equipment                                865,820       1,809,065
Film production equipment                        2,095,062       2,106,401

                                                   1995           1996
                                               ------------    ------------
Demonstration theatres                           3,041,363       2,473,843
Leasehold improvements                           1,266,375       1,268,683
                                               -----------     -----------
  Total                                          9,421,717       9,734,158
Less accumulated depreciation                   (4,537,515)     (6,215,250)
                                               -----------     -----------
                                               $ 4,884,202     $ 3,518,908
                                               ===========     ===========

     Certain transportation and computer equipment aggregating $710,518 and $3,710,518 at June 30, 1995 and 1996, respectively, were recorded under capital lease agreements. Accumulated depreciation on this equipment was $177,264 and $566,360 at June 30, 1995 and 1996, respectively.

     Depreciation expense amounted to $903,826, $2,476,803 and $ 1,677,735 for the years ended June 30, 1994, 1995 and 1996, respectively, including amounts related to assets under capital leases.


8. NOTES RECEIVABLE FROM AND PAYABLE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

     At June 30, 1995 and 1996, notes payable to related parties consisted of the following:

                                                          1995         1996
                                                       ----------    --------
Promissory notes due stockholders, net of
 discount of $7,308 (1995) and $0 (1996):
 interest at 10%; due semiannually over
 5 years with remaining principal and
 accrued interest on October 1, 1996;
 collateralized by portable simulation
 equipment                                             $1,247,172     $874,699

Less current portion                                      423,638      874,699
                                                       ----------     --------
                                                       $  823,534     $      -
                                                       ==========     ========

     In connection with the promissory notes due stockholders at June 30, 1995 and 1996, the stockholders were granted 29,433 warrants at an exercise price of $.01 per share that expire in 2002. The aggregate difference between the fair market value and the exercise price of the warrants was $43,855 and such amount was recorded as paid in capital.

     During 1993, Itochu Corporation ("Itochu"), a stockholder, agreed to pay the Company $5,000,000 primarily for the right to become the Company's exclusive distributor for a three year term in Asia for its Cinetropolis concept. The $5,000,000 was recorded in deferred revenue and has been amortized over the three year exclusivity period. In addition, Itochu became a nonexclusive agent for the Company's other products for seven years. Itochu earns sales commissions on any theatre systems sold by Itochu or its agents. During the years ended June 30, 1995 and 1996, $268,000, and $267,000 respectively, was paid to Itochu in connection with this arrangement. Further, Itochu may also receive a share of film license revenues earned by the Company at any Cinetropolis site Itochu sells. At June 30, 1995, there was one Cinetropolis site

(closed in 1996), in which Itochu collected the film license revenues earned, and remitted the Iwerks share to the Company.

     Related party receivables amounting to $50,000 were due from two employees at June 30,1995 and 1996, and included in other assets at June 30, 1995 and 1996 is $179,600 and $80,406, respectively, due from the estate trust of one of the Company's principal stockholders. The receivable is non-interest bearing and is partially collateralized by a security interest in a life insurance policy.

     In May 1994, for $1,600,000 and the issuance of 115,000 shares of Company common stock valued at $828,000, the Company purchased a 10% minority interest in ITT from an employee, including amending a future bonus arrangement with that employee. The cash payment of $1,600,000 was made in July 1994. Of the 115,000 shares of Company common stock to be issued, 23,014 shares became fully vested on July 1, 1994, with the remainder vesting through December 31, 1995. Aggregate purchase price of the minority interest in excess of the fair value of the identifiable assets at the acquisition date was $2,428,000, of which $235,000 was attributable to the future bonus and was expensed in the fourth quarter of 1994 with the remaining balance being allocated to goodwill. In June 1995, for $1,040,000 and the issuance of 200,000 shares of Company common stock valued at $360,000, the Company purchased the remaining 5% minority interest in ITT from the same employee. The cash payment of $1,040,000 was made in June 1995. Of the 200,000 shares of Company Common Stock issued, 6,666 shares became fully vested on July 1, 1995, with the remainder vesting through December 31, 1995. The aggregate purchase price of the minority interest was $l,400,000 which was allocated to goodwill. The goodwill related to the acquisition of the minority interest is being amortized over an estimated useful life of ten years.

     By an agreement dated as of June 30, 1995, all shares were issued into an escrow account and were subsequently released in fiscal 1996. These amounts are reflected in the capital accounts of the Company.

     A subsidiary leased manufacturing and office space from a principal stockholder that expires at various dates through June of 1995. Rent expense in connection with these leases in 1994, 1995 and 1996, respectively, was $20,489, $163,484 and $0, respectively.


9. NOTES PAYABLE

     On June 29, 1993 a subsidiary of the Company entered into a financing arrangement whereby the subsidiary borrowed $2,185,526. The note is secured by certain Company assets and bears interest at 9.48% per annum. Interest and principal are payable in 36 consecutive monthly installments commencing August 1, 1993, and continuing until the note is fully paid. At June 30, 1995 and 1996 the note balances were $861,461 and $69,440, respectively.

     In April 1994, Omni entered into a revolving line of credit with a bank for a maximum amount of $1,000,000. Interest was at the bank's prime rate plus 1% and was payable monthly. At June 30, 1994, $600,000 was outstanding under this line of credit. All amounts borrowed under this line of credit were due and paid by April 7, 1995, whereupon it was allowed to expire.

     On September 25, 1994, the Company entered into a financing arrangement whereby the Company borrowed $1,264,519. The note is secured by certain Company assets and bears interest at 10.53% per annum. Interest and principal are payable in 35 consecutive monthly installments commencing September 1994, and continuing until the note is fully paid. At June 30, 1995 and 1996, the note balances were $952,166 and $539,474, respectively.

     In November 1994, the Company entered into a loan agreement in the amount of $574,750 to fund the Company's share of a new film. Interest and principal was scheduled to be paid annually over a three-year period commencing in November 1995, however, the loan was paid in full in fiscal 1996.

     In June 1996 the Company entered into a revolving line of credit with a bank for $5,000,000. Interest is at the bank's reference rate plus 1/4% and is payable either monthly or at the end of the interest period as defined. Any amounts borrowed in connection with the line of credit are to be repaid on or before June 1, 1997. The Company has agreed to pay a commitment fee of 1/4% per year. The line of credit has covenants that include maintenance of minimum net worth and compliance with certain financial ratios. At June 30, 1996 no amounts have been borrowed under this line of credit. The line of credit was secured by all Company assets.


10.  INCOME TAXES

       Provision for income taxes for the year ended June 30 consists of:

                                         1994          1995           1996
                                       -------        -------        --------
Current:
   Federal                             $     -        $     -        $ 46,749
   State                                12,742          7,200          24,836
   Foreign                              26,000         78,000          77,378
                                       -------        -------        --------
                                        38,742         85,200         148,963

Deferred:
   Federal                                   -              -               -
   State                                     -              -               -
                                       -------        -------        --------
                                             -              -               -
                                       -------        -------        --------
                                       $38,742        $85,200        $148,963
                                       =======        =======        ========

     The deferred tax asset at June 30 consists of:

                                                           1994           1995           1996
                                                       -----------    -----------    -----------
Net operating loss                                     $ l,760,000    $ 7,512,000    $ 7,298,000
Reserves                                                         -      2,056,000        512,000
Deferred revenues                                        1,368,000        774,000         24,000
Film cost amortization                                     399,000       (595,000)       875,000
Other                                                      275,000       (119,000)       (30,000)
                                                       -----------    -----------    -----------
                                                         3,802,000      9,628,000      8,679,000
Valuation allowance                                     (3,802,000)    (9,628,000)    (8,679,000)
                                                       -----------    -----------    -----------
                                                       $         -    $         -    $         -
                                                       ===========    ===========    ===========

Reconciliation of effective rate of income taxes:
Provision for income taxes at statutory
  federal rate of 35%                                  $(2,725,600)   $(4,716,000)   $ 1,136,691
State and local taxes                                        9,742          7,200         24,836
Foreign taxes                                               26,000         78,000         77,378
Nondeductible items and
  nontaxable items                                           3,000              -        399,000
NOL benefit                                                      -              -     (1,488,942)
Benefit of net operating loss
  not currently recognized                               2,725,600      4,716,000
                                                       -----------    -----------    -----------
                                                       $    38,742    $    85,200    $   148,963
                                                       ===========    ===========    ===========

     At June 30, 1996, the Company had available federal and state tax net operating loss carryforwards of approximately $18,093,000 and $8,240,000, respectively, expiring through 2011.


11.  STOCK OPTIONS AND WARRANTS

     The Company has three stock incentive plans adopted in 1987, 1993, and 1994, respectively, (the "Plans") which provide for the granting to officers, directors, employees and consultants options to purchase shares of the Company's common stock. By shareholder approval in fiscal 1996, the 1994 Plan was modified to increase the shares available under option by 1,000,000 shares. This resulted in an aggregate of 3,250,000 shares of common stock reserved for issuance under the Plans. In addition the Company has granted other options to purchase 199,500 shares of common stock to certain officers and directors outside of the Plans. Options are generally exercisable over a four-year period and expire through 2003. Activity under the Plans and outside the Plans for the years ended June 30 is as follows:

                                             1994             1995              1996
                                       --------------    --------------    -------------
Outstanding at beginning of year            1,142,154         1,499,864        1,681,755
Granted                                       630,748         1,048,772          892,207
Exercised
  $.10 - $5.21 per share in 1994,
  $.10 - $6.06 in 1995, and
  $.10 - $7.00 in 1996                       (241,962)         (281,895)        (385,526)
Canceled or expired                           (31,076)         (584,986)        (367,365)
Outstanding at end of year                  1,499,864         1,681,755        1,821,071
Exercisable at end of year                    817,436           674,888          605,595
Price range at end of year              $.74 - $25.50     $.10 - $21.25     $.10 - $9.75

     As of June 30, 1995, 105,435 shares were available for future grant under the Plans and outside the Plans, and as of June 30, 1996, 580,593 shares were available for future grant under the Plans and outside the Plans. At June 30, 1996, the Company has reserved 2,401,664 shares of its unissued common stock for issuance upon exercise of options granted under the Plans and outside the Plans.

     The aggregate difference between the fair value and exercise prices for options for 243,000 shares issued in the year ended June 30, 1993 was $596,290. This amount was amortized to expense in the years ended June 30, 1994, 1995 and 1996 as follows $131,495, $131,496 and $262,987, respectively.

     At June 30, 1995 the Company had a total of 604,585 warrants outstanding to purchase Company common stock at exercise prices ranging from $.01 to $7.35, exercisable through 2003. In 1996, warrants were exercised for 575,791 shares of common stock at exercise prices ranging from $1.00 to $7.30, leaving a remainder of 28,794 warrants exerciseable at $.01 to $7.30 per share through 2003.


12.  COMMITMENTS AND CONTINGENCIES

     The Company leases facilities under operating leases that expire through 2001. Leases that expire are expected to be renewed or replaced. Rental expense for the years ended June 30, 1994, 1995 and 1996 was approximately $552,501, $868,834 and $617,333, respectively.

     Future minimum lease payments under capital and operating leases at June 30, 1996 are as follows:

                                        Capital    Operating
                                        leases       leases
                                       --------    ---------
1997                                   $967,892    $491,280
1998                                    983,700     496,341

                                          Capital    Operating
                                          leases       leases
                                        ---------    ----------
1999                                      962,646       429,051
2000                                      867,060       240,868
2001                                      214,104        62,626
                                       ----------    ----------

Total minimum lease payments            3,995,402    $1,720,166
                                                     ==========
Less amount representing interest        (870,034)
                                       ----------
                                       $3,125,368
                                       ==========

     The Company has also from time to time, provided standby letters of credit to customers as performance bonds. The customers may draw on the letters of credit should the Company fail to perform under the terms of the contracts. There are currently 3 letters of credit outstanding totaling approximately $657,000.

     The Company has an agreement with a former joint venture partner to pay them royalties on sales of certain hardware components and on revenues derived from certain film rentals and licenses through January 2001. Such royalties amounted to $639,907, $830,199 and $384,394 in 1994, 1995 and 1996,
respectively.

13. SIGNIFICANT CUSTOMERS AND GEOGRAPHIC INFORMATION

     In 1996, the Company had no significant customers. In 1995, the Company earned revenues from one significant customer of approximately $5,160,000 (12%). In 1994, the Company earned revenues from two significant customers of approximately $6,565,500 (18%) and $4,345,200 (12%).

     Export revenues by geographic area for the years ended June 30 consist of:

                                1994           1995          1996
                             -----------   -----------   -----------

    Canada                   $ 1,384,340   $   417,010   $ 1,131,420
    Europe                       399,593     1,185,475     4,408,428
    Asia                      13,830,312    23,028,889    17,311,176
                             -----------   -----------   -----------

    Total export revenues    $15,614,245   $24,631,374   $22,851,024
                             ===========   ===========   ===========

     The Company derived approximately $16,115,000, $17,989,972 and $21,544,922, respectively, of revenues from the sale of fixed-based ride simulation theatres in fiscal 1994, 1995 and 1996.

14. FOURTH QUARTER ADJUSTMENTS

     In the fourth quarter of fiscal 1994, the Company recorded a loss of approximately $900,000 on two uncompleted contracts and reduced previously recognized earnings by approximately $300,000 on another uncompleted contract due to changes in cost estimates.

Further, in fiscal year 1994 the Company recorded additional film amortization of approximately $270,000 and a write-down of approximately $280,000 of the Company's virtual adventures demonstration theatre due to changes in accounting estimates.

15. STOCKHOLDERS RIGHTS PLAN

     The Company has adopted a Stockholder Rights Plan (the "Agreement"). Pursuant to the Agreement each outstanding share of the Company's Common Stock has received one Right as a dividend that becomes exercisable upon certain triggering events related to an unsolicited takeover attempt of the Company.

16. LITIGATION

     Iwerks was named as a defendant in two class actions which assert claims under Section 11 of the Securities Exchange Act of 1933 and Section 10(b) of the 1934 Act, Kravits v. Iwerks Entertainment, Inc., et al., and Sobel v. Iwerks
          ---------------------------------------------      ---------------
Entertainment, Inc., et al. both in U.S. District Court, Central District of
- ---------------------------
California. The claims sought unspecified damages, were filed on behalf of a purported class of persons who purchased or otherwise acquired the Company's stock during the period from October 18, 1993 through May 16, 1995.

     The Company reached an agreement with the plaintiffs to settle all pending shareholder class action suits against the Company and certain of its officers and directors in the United States District Court of the Central District of California. The principal terms of the agreement call for the establishment of a settlement fund consisting of: (1) $1.75 million, to be paid by the Company's insurance carrier (with unclaimed amounts being returned by the carrier); and
(2) 250,000 shares of the Company's common stock and 500,000 warrants to purchase the Company's common stock, to be issued by the Company (with unclaimed stock and warrants being returned to the Company). The warrants will be exercisable for a period of three years from the date of issuance, and the exercise price has been set at $8.78 which is $2.00 below the average trading price of the Company's stock during the 30 day period following May 3, 1996. To date 75,000 shares and 150,000 warrants have been issued to counsel for the plaintiffs leaving a balance of 175,000 shares and 350,000 warrants to be claimed by the class. The Company will receive the proceeds from the exercise of the warrants if and when they are exercised. The Company previously took a charge against earnings of $1.7 million in the fourth quarter of fiscal 1995 to reflect the anticipated costs of the settlement. Further, there can be no assurance that others not included in the settlement will not file similar claims in the future.

     Fred Hollingsworth III, a former director of Iwerks Entertainment, Inc. and former chief executive officer and founder of Omni Films International, Inc., filed suit on or about April 9, 1996 against the Company and seven of its current or former officers and directors. The complaint seeks unspecified damages arising from misconduct, including alleged misstatements and omissions, in connection with the acquisition by Iwerks of Omni Films International, Inc. in May 1994. The Company believes it has meritorious defenses regarding this matter and, therefore, intends to vigorously defend against this action. However, due to the uncertainties inherent in litigation, and because no discovery has yet been undertaken, the ultimate outcome of this matter cannot be ascertained at this time.

     The Company is party to various other actions arising in the ordinary course of business which, in the opinion of management, will not have a material adverse effect on the Company's financial condition, results of operations, or cash flows.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
- ------------------------------------------------------------------------------
DISCLOSURE.
- ----------

Not applicable.


                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.
- -------------------------------------------------------

     At a meeting of the Board of Directors held on June 28, 1996, The Company appointed new directors as follows: Gary J. Matus, Executive Vice President of Bank of America and Terry E. Van Gorder, President and CEO of Knott's Berry Farm.

    The Company has also announced that Francis T. Phalen resigned his positions as Executive Vice President, Chief Financial Officer, Secretary and as a Director effective June 7, 1996.

     Additional information regarding directors and executive officers of the Company will appear in the Proxy Statement for the 1996 Annual Meeting of Stockholders, and is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION.
- -------------------------------

     Information regarding executive compensation will appear in the Proxy Statement for the 1996 Annual Meeting of Stockholders, and is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
- -----------------------------------------------------------------------

     Information regarding security ownership of certain beneficial owners and management of the Company will appear in the Proxy Statement for the 1996 Annual Meeting of Stockholders, and is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
- -------------------------------------------------------

     Information regarding certain relationships and related transactions will appear in the Proxy Statement for the 1996 Annual Meeting of Stockholders, and is incorporated herein by this reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
- -------------------------------------------------------------------------

(a)  FINANCIAL STATEMENTS:

     Report of Independent Auditors

     Consolidated Balance Sheets
     June 30, 1995 and 1996

     Consolidated Statements of Operations
     Years Ended June 30, 1994, 1995 and 1996

     Consolidated Statements of Stockholders' Equity
     Years Ended June 30,  1994, 1995 and 1996

     Consolidated Statements of Cash Flows
     Years Ended June 30, 1994, 1995 and 1996

     Notes to Consolidated Financial Statements

     FINANCIAL STATEMENT SCHEDULES:

     Schedule II - Valuation and Qualifying Accounts for the years ended June 30, 1994, 1995 and 1996.

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(b)  EXHIBITS: See Exhibit List attached to this Annual Report on Form 10-K.

(c)  REPORTS ON FORM 8-K:

     During the last quarter of the Registrant's fiscal year which ended on June 30, 1996, there were no reports on Form 8-K.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        IWERKS ENTERTAINMENT, INC.
                                               (Registrant)

                                         By: /s/ Roy A. Wright
                                             ----------------------
                                             Roy A. Wright
                                             Chief Executive Officer

                                         Date:  August  28, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

Signature                                Title                       Date
- ---------                                -----                       -----
    /s/ Roy A. Wright          Co-Chairman, President and CEO   August 28, 1996
- --------------------------      (Principal Executive Officer)
        Roy A. Wright


    /s/ Guy L. Heyl                 Vice President Finance      August 28, 1996
- --------------------------     Acting Chief Financial Officer
        Guy L. Heyl           (Principal Finance & Accounting
                                         Officer)

  /s/ Paula Douglass
- --------------------------        Co-Chairman of the Board      August 28, 1996
      Paula Douglass


 /s/ Donald W. Iwerks            Vice Chairman of the Board     August 28, 1996
- --------------------------
     Donald W. Iwerks

  /s/ Dag Tellefsen
- --------------------------               Director               August 28, 1996
      Dag Tellefsen


   /s/ Gary J. Matus                    Director                August 28, 1996
- --------------------------
       Gary J. Matus

/s/ Terry E. Van Gorder
- --------------------------              Director                August 28, 1996
    Terry E. Van  Gorder

                                                                     SCHEDULE II

                          IWERKS ENTERTAINMENT, INC.
                       Valuation and Qualifying Accounts
               For the years ended June 30, 1994, 1995 and 1996

                                                              Balance at
                                                              beginning                                        Balance at
Classification                                                 of year         Additions        Retirements    end of year
- --------------                                               -----------       -----------      -----------    -----------
FOR THE YEAR ENDED JUNE 30, 1994
Allowance for doubtful accounts                              $   58,303         $  346,197(1)                  $   404,500
Accumulated film amortization                                   971,097          1,333,201                       2,304,298
Accumulated amortization of goodwill                             98,699            142,327                         241,026
Accumulated amortization of patents
 and covenant not to compete                                     60,177             24,324                          84,501

FOR THE YEAR ENDED JUNE 30, 1995
Allowance for doubtful accounts                              $  404,500         $  527,755                     $   932,255
Accumulated film amortization                                 2,304,298          6,376,804                       8,681,102
Accumulated amortization of goodwill                            241,026            746,539                         987,565
Accumulated amortization of patents
 and covenant not to compete                                     84,501             70,158                         154,659

FOR THE YEAR ENDED JUNE 30, 1996
Allowance for doubtful accounts                              $  932,255                          $639,265      $   292,990
Accumulated film amortization                                 8,681,102          2,291,963                      10,973,065
Accumulated amortization of goodwill                            987,565            904,850                       1,892,415
Accumulated amortization of patents                             154,659            128,186                         282,845

(1) Included is $254,500 in connection with the acquisition of Omni.

- --------------------------------------------------------------------------------
                                 EXHIBIT INDEX
- --------------------------------------------------------------------------------

  3.1      Amended and Restated Certificate of Incorporation of Iwerks.*

  3.2      Bylaws of Iwerks.****

  4.1      Specimen Certificate evidencing Common Stock of Iwerks.*

  4.2 Warrant Agreement, dated January 29, 1991, by and between Iwerks and Baccarat Development Partnership.*

  4.3      Warrant Agreement, dated April 30, 1993, by and between Iwerks and
           Richard King International.*

  4.4 Warrant Agreement, dated November 12, 1992, by and between Iwerks and Baccarat Development Partnership.*

  4.5 Warrant Agreement, dated November 12, 1992, by and between Iwerks and Douglas Broyles.*

 10.1 Form of Indemnification Agreement and schedule of indemnified parties.*

 10.2      Dated January 23, 1991, by and between Iwerks and Ride and Show
           Engineering, Inc.*

 10.3      Amended and Restated 1987 Stock Option, Purchase and Appreciation
           Rights Plan of Iwerks.*

 10.4      Secured Promissory Note and Credit and Security Agreement, dated
           June 30, 1993, by and among Iwerks, Iwerks Touring Technologies,
           Inc. and Meriken Nominees Limited as nominee for Glenwood Ventures
           IIA, L.P.*

 10.5      Secured Promissory Note and Credit and Security Agreement, dated
           July 23, 1993, by and among Iwerks, Iwerks Touring Technologies,
           Inc., Doug Broyles and Baccarat Development Partnership.*

 10.6      1993 Stock Incentive Plan of Iwerks.*

 10.7      Lease for 4540 W. Valerio Street, Burbank, California 91505, dated
           May 15, 1990, by and between Iwerks as lessee and Sheldon Plutsky as lessor.*

 10.8      Lease for 4520 Valerio Street, Burbank, California 91505, dated
           September 1, 1992, and the Amendment thereto, dated September 22,
           1992, by and between Iwerks as lessee and James E. McGraw as lessor.*

 10.9      Lease for 4535 W. Valerio Street, Burbank, California 91505, dated
           September 11, 1992, by and between Iwerks as lessee and R.C.
           Associates as lessor.*

 10.10     Lease for 4525 W. Valerio Street, Burbank, California 91505, dated
           March 24, 1994 by and between Iwerks as lessee and the Penney
           Family Trust as lessor.

 10.11     Financing Arrangement, dated June 29, 1993, by and among Iwerks,
           Iwerks Touring Technologies, Inc. and Heller Financial, Inc.*

 10.12     1994 Stock Incentive Plan of Iwerks Entertainment, Inc.****

 10.13 Agreement, dated as of June 30, 1996, by and between Iwerks and Donald Iwerks.

 10.14     Line of Credit-Agreement with Imperial Bank

 10.15     Lease Agreement - Matrix Funding Corporation

 10.16     Settlement Agreement and Release with Paula Douglass

 11.1      Earnings Per Share.

 22.1      Subsidiary List.****

 23.1      Consent of Independent Auditors - Ernst & Young LLP

 27.1      Exhibit 27 - Schedule of Financial Information

______________

   * Incorporated by reference from Iwerks' Registration Statement on Form S-1, SEC File No. 68022 declared effective on October 19, 1993.

  ** Incorporated by reference from Amendment No. 1 to Iwerks' Registration Statement on Form S-4, SEC File No. 76984 which Amendment was filed on April 12, 1994.

 *** Incorporated by reference from Registrants Annual Report on Form 10-K for the year ended June 30, 1994.

**** Incorporated by reference from Registrants Annual Report on Form 10-K for the year ended June 30, 1995.