Form 10-Q
period 1996-09-30
IWERKS ENTERTAINMENT INC
filed 1996-11-14
CIK 830404

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

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
     Yes     X        No
            ---          ---
     As of November 5, 1996, the Registrant had 11,678,785 shares of Common Stock, $.001 par value, issued and outstanding.
================================================================================

                          IWERKS ENTERTAINMENT, INC.

                                     INDEX


                                                                     Page
                                                                     ----
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
-----------------------------

Condensed Consolidated Balance Sheets as of September 30, 1996
and June 30, 1996                                                    2

Condensed Consolidated Statements of Operations for the Three
Months ended September 30, 1996 and 1995                             4

Condensed Consolidated Statements of Cash Flows for the Three
Months Ended September 30, 1996 and 1995                             5

Notes to the Condensed Consolidated Financial Statements             6


Item 2 - Management's Discussion and Analysis of
------------------------------------------------
       Financial Condition and Results of Operations                 8
       ---------------------------------------------

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                          12
--------------------------

Item 6 - Exhibits and Reports on Form 8-K                           12
-----------------------------------------

Signatures                                                          13


                          IWERKS ENTERTAINMENT, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                    ASSETS
                                (in thousands)


                                                                  September 30,     June 30,
                                                                     1996            1996
                                                                  ------------     ---------
                                                                   (unaudited)
Current assets:

  Cash and cash equivalents                                          $10,573        $12,674

  Investment in debt securities                                       12,465          6,782

  Trade accounts receivable, net of allowance
    for doubtful accounts                                              5,707          4,872

  Costs and estimated earnings in excess of
    billings on uncompleted contracts                                  6,088          5,583

  Inventories and other current assets                                 4,035          3,166
                                                                     -------        -------
      Total current assets                                            38,868         33,077

  Investment in debt securities, excluding
    current portion                                                        -          5,826

  Properties, net:

   Portable simulation theaters at cost, net of
     accumulated depreciation                                          8,825          9,084

  Property and equipment at cost, net of
    accumulated depreciation and amortization                          3,704          3,519

  Film inventory at cost, net of amortization                          3,156          3,372

  Goodwill                                                            17,134         17,360

  Other assets                                                         1,139            688
                                                                     -------        -------
      Total assets                                                   $72,826        $72,926
                                                                     =======        =======

                            See accompanying notes.

                          IWERKS ENTERTAINMENT, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     (in thousands, except share amounts)


                                                             September 30,  June 30,
                                                                 1996         1996
                                                             ------------   -------
                                                             (unaudited)
Current liabilities:
Accounts payable                                                $ 2,960    $ 2,634
Accrued expenses                                                  6,539      7,667
Notes payable to related parties, current
  portion                                                           875        875
Notes payable, current portion                                      462        571
Billings in excess of costs and estimated
  earnings on uncompleted contracts                               1,490      1,106
Deferred revenue                                                    279         61
Capital leases, current portion                                     689        615
                                                                -------    -------
    Total current liabilities                                    13,294     13,529


Notes payable, excluding current portion                              -         81
Capital lease obligations, excluding
  current portion                                                 2,437      2,651

Stockholders' equity:
  Preferred stock, $.001 par value, 1,000,000 authorized,
   none issued and outstanding                                        -          -
  Common stock, $.001 par value, 20,000,000 shares
   authorized; issued and outstanding 11,663,061
   and 11,588,048, respectively                                      56         56
  Additional paid-in capital                                     76,595     76,340
  Accumulated deficit                                           (19,556)   (19,731)
                                                                -------    -------
Total stockholders' equity                                       57,095     56,665
                                                                -------    -------
  Total liabilities and stockholders' equity                    $72,826    $72,926
                                                                -------    -------

                            See accompanying notes.

                          IWERKS ENTERTAINMENT, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                      (in thousands except share amounts)




                                                         For the three months ended
                                                               September 30,
                                                         --------------------------
                                                            1996                1995
                                                            ----                ----
Revenue                                                $    9,594          $   10,096

Cost of sales                                               6,236               5,720
                                                       ----------          ----------
  Gross profit                                              3,358               4,376

Selling, general, and administrative expenses               3,202               4,241

Research and development                                      179                  90
                                                       ----------          ----------
  (Loss) income from operations                               (23)                 45

Interest income                                               314                 204
Interest expense                                             (117)               (108)
                                                       ----------          ----------
  Net income                                           $      174          $      141
                                                       ----------          ----------
  Net income per common share                          $      .01          $      .01
                                                       ----------          ----------
Weighted average shares outstanding                    12,556,012          11,700,107
                                                       ----------          ----------



                            See accompanying notes.

                          IWERKS ENTERTAINMENT, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                (in thousands)

                                                               For the three months ended
                                                                     September 30,
                                                                     ------------
                                                                   1996      1995
                                                                   -----     -----
OPERATING ACTIVITIES
Net income                                                       $   174    $   141
Depreciation and amortization                                      1,462      1,656
Changes in operating assets and liabilities                       (2,542)     1,648
                                                                 -------    -------
   Net cash (used) provided by operating activities                 (906)     3,445
                                                                 -------    -------
INVESTING ACTIVITIES
Investment in joint ventures                                        (322)         -
Investment in portable simulation theaters                          (108)      (140)
Purchases of property and equipment                                 (466)      (133)
Additions to film inventory                                         (367)       (59)
Investment in debt securities                                        142     (3,683)
                                                                 -------    -------
   Net cash used in investing activities                          (1,121)    (4,015)

FINANCING ACTIVITIES
Repayment of notes payable                                          (190)      (300)
Payments on capital leases                                          (139)       (30)
Exercise of stock options                                            241         19
Other                                                                 14         29
                                                                 -------    -------
   Net cash used in financing activities                             (74)      (282)
                                                                 -------    -------
Net decrease in cash                                              (2,101)      (852)

Cash and cash equivalents at beginning of period                  12,674     13,814
                                                                 -------    -------
Cash and cash equivalents at end of period                       $10,573    $12,962
                                                                 -------    -------
Supplemental disclosures of cash flow information:

   Cash paid during the period for interest                      $   102    $    62
                                                                 =======    =======
   Cash paid during the period for income taxes                        -         -
                                                                 =======    =======

                            See accompanying notes.

                          IWERKS ENTERTAINMENT, INC.
             Notes to Condensed Consolidated Financial Statements
                                  (unaudited)


Note 1 - Introduction

       The accompanying condensed consolidated financial statements of Iwerks Entertainment, Inc. (the "Company") have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 1996 and the results of its operations for the three months ended September 30, 1996 and 1995 and the cash flows for the three months ended September 30, 1996 and 1995 have been included. Certain reclassifications have been made to the previously reported financial information in order to conform with September 30, 1996 presentation. The results of operations for interim periods are not necessarily indicative of the results which may be realized for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's latest Annual Report on Form 10-K as filed with the SEC.

Note 2 - Income Taxes

       At June 30, 1996, the Company had available federal and state tax net operating loss carryforwards of approximately $18,093,000 and $8,240,000, respectively expiring through 2011. As a result of these net operating losses, the Company's effective tax rate was negligible and consequently no income tax provision was recorded in either quarter presented.

Note 3 - Depreciation and Amortization

       Depreciation and amortization expense is computed using the straight line method over the estimated useful lives of the assets and consists of the following:


                                                             Three Months ended September 30
                                                             -------------------------------
                                                                   1996         1995
                                                                   ----         ----
            Depreciation and amortization on fixed assets       $  280,000   $  527,000
            Depreciation on touring equipment                      367,000      335,000
            Amortization of film                                   584,000      550,000
            Amortization of goodwill and other                     231,000      244,000
                                                                ----------   ----------
            Total depreciation and amortization                 $1,462,000   $1,656,000
                                                                ==========   ==========

       Depreciation and amortization included in cost of sales was $964,000 and $897,000 for the quarter ended September 30, 1996 and 1995, respectively.

Note 4 - Net Income Per Common Share:
-------------------------------------

       The net income per share for the three month periods ended September 30, 1996 and 1995 are based on the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consisting of outstanding stock options and warrants have been included in the calculation to the extent they are dilutive. Fully diluted amounts for the three months ended September 30, 1996 and 1995 do not materially differ from the amounts presented herein.


Note 5 - Litigation
-------------------

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

Note 6 - Subsequent Event
-------------------------

       The Company announced on October 24, 1996, that the Board of Directors has approved a stock repurchase program by which up to 300,000 shares of its common stock may be acquired in the open market. This repurchase program will terminate on October 20, 1997 unless extended by the Board of Directors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

       For the three months ended September 30, 1996 Iwerks Entertainment, Inc. (the "Company") recorded revenues of $9,594,000 compared to $10,096,000 for the same period last year. Net income for the three months ended September 30, 1996 was $174,000 or $ .01 per share compared to $141,000 or $ .01 per share for the same period last year.

REVENUES
--------

       The Company's revenues are derived primarily from the manufacture and sale of specialty theater systems (hardware), the licensing of film software to the installed base of these systems and the participation in joint ventures, as well as the ownership and operation ("O&O") of both fixed and mobile specialty theatre entertainment venues. The following table presents summary information regarding these revenues (amounts in thousands):


                                 Three Months ended September 30,
                                 -------------------------------
                                    1996             1995
                                    ----             ----
    Hardware Sales & Service       $5,116          $ 4,337
    Owned and Operated              3,269            4,344
    Film Licensing                  1,104              872
    Film Production and other         105              543
                                   ------          -------
        Total                      $9,594          $10,096
                                   ======          =======

       Hardware sales and service revenue increased as compared to the same period last year primarily due to a quicker completion process than that of the prior year as well as higher parts and service revenue. Although existing projects are being completed quicker, the Company has had some delays in receiving additional deposits on signed contracts for the installation of simulation theatres in China, which could result in revenue and earnings shortfalls for the second quarter.

       The O & O revenue includes sponsorship, contract and admission revenues from the Company's fleet of 17 Reactors (mobile simulation theaters). The decrease in O & O revenue over the same quarter of the prior year resulted from the decreased number of sponsorship days from a significant sponsor, along with a lower average daily rate as compared with this sponsors contract in the same period in the first fiscal quarter of last year. The contract with this major sponsor also expired during the first quarter of fiscal 1997. The Company is actively seeking additional sponsors and evaluating other alternatives regarding the touring operations. If the Company is unable to obtain additional sponsors, O & O revenues will be adversely affected in future periods. As O & O revenues have historically been seasonal, a decline in admission revenues in the second and third fiscal quarters is expected.

       Film licensing revenue increased as a result of the increasing base of installed theaters that license the Company's film software.

       Film production and other decreased as compared to the same quarter last year due to the Company recognizing revenues in the prior year from an exclusive distribution agreement of approximately $400,000. The exclusive period was for a three year period that ended December 1995.

COST OF SALES AND GROSS PROFIT
------------------------------

       The overall gross profit margin percentages for the three months ended September 30, 1996 and 1995 were 35.0% and 43.3%, respectively. The decrease in the gross profit margin was primarily due to higher operating costs of the mobile simulation theaters. Reactor revenues were lower as discussed above, however, the increase in Reactor operating expenses was due to additional usage in general admission events in an attempt to make up for the shortfall in sponsorship revenue. Additionally, the general admission events were typically of a shorter duration and the revenue per day was lower than in the first quarter of last year resulting in higher touring operating costs. Also film royalty expenses were higher due to one film release made in the spring of 1996 which has a higher royalty fee.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------

       Selling, general and administrative expenses (SG & A) include, among other things, personnel costs, trade shows and other promotional expenses, sales commissions, travel expenses, public relation costs, outside consulting and professional fees, depreciation on fixed assets, amortization of goodwill and departmental administrative costs.

       SG & A costs for the quarter ended September 30, 1996 and 1995 were $3,202,000 and $4,241,000, respectively. The $1,039,000 decrease resulted primarily from a reduction in legal fees and lower depreciation. The higher legal expenses in the first quarter of the last fiscal year were associated with the settlement of the class action suits against the Company, and the higher depreciation resulted from accelerated amortization of certain leasehold improvements.

RESEARCH AND DEVELOPMENT
------------------------

       Research and development costs for the quarter ended September 30, 1996 were $179,000 compared to $90,000 for the same period last year. The increase reflects an on going effort to improve the Company's products, develop new products and reduce production costs.

INTEREST INCOME AND EXPENSE
---------------------------

       Interest income for the three months ended September 30,1996 and 1995 was $314,000 and $204,000, respectively, and is derived from the Company's investments, primarily in U.S. Treasury Notes. The increase in interest income resulted primarily from the increase in the invested balances in the comparable periods.

       Interest expense for the three months ended September 30, 1996 and 1995 was $117,000 and $108,000, respectively, and is primarily financing costs on portable simulation theaters.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

       The Company's operating activities for the three months ended September 30, 1996 generated a negative cash flow of $906,000. This was mainly due to an increase of $835,000 in accounts receivable and $685,000 in inventories along with a decrease of $1,128,000 in accrued expenses. Investing activities for the three months ended September 30,1996 consisted primarily of investments in joint ventures, representing the Company's investment in completed projects, as well as increases to property and equipment for joint venture and owned and operated projects which are still in process. Cash used in financing activities consisted primarily of payments for notes payable and capital leases.

       The Company maintains a bank line of credit in the amount of $5 million. At September 30, 1996 and 1995, there were no amounts outstanding on the line of credit. With the existing cash balances and short-term investments in debt securities on hand at September 30, 1996, the Company believes that it has adequate liquidity to meet its cash requirements for at least the next twelve months, after which time it may be required to raise additional cash through the sale of equity or debt securities. In addition, to the extent the Company experiences growth in the future, or its cash flow from operations is less than anticipated, the Company may be required to obtain additional sources of cash.

       The Company does not anticipate the need to retire its debt security investments before maturity to meet cash requirements, however, should unanticipated events require early retirement of these investments, the Company could incur a loss on their sale. At September 30, 1996, the investment in debt securities are classified as available-for-sale and are stated at fair market value.

OUTLOOK AND RISK FACTORS
------------------------

       With the exception of the historical information, the matters discussed above include forward-looking statements that involve risks and uncertainties. Among the important factors that could cause actual results to differ from those indicated in the forward-looking statements are costs of sales and the ability of the Company to maintain pricing at a level to maintain gross profit margins, the level of selling, general and administrative costs, the performance by the Company under its existing purchase contracts and the ability to obtain new contracts, the success of the Company's owned and operating strategy, the ability of the Company to identify and successfully negotiate arrangements with joint venture and other strategic partners, the success of the Company's film software, the effects of competition, general economic conditions and acts of God and other events outside the control of the Company.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
-------------------------

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

        11.1   Earnings per share
        27.1   Financial Data Schedule

(b)  Reports on Form 8-K filed during the quarter ended September 30, 1996:

        None

                                  SIGNATURES



       Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Burbank, State of California on the 5th day of November, 1996.



                        Iwerks Entertainment, Inc.
                              (Registrant)



                        By: /s/  Bruce C. Hinckley
                            -------------------------------
                            Executive Vice President
                            Chief Financial Officer
                           (Principal Finance Officer)


                        By: /s/    Jeffrey M. Dahl
                            -------------------------------
                            Vice President / Controller
                            (Principal Accounting Officer)