Form 10-Q
period 1996-12-31
IWERKS ENTERTAINMENT INC
filed 1997-02-13
CIK 830404

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 1996

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

       Yes  X    No
          -----    -----

     As of February 3, 1997, the Registrant had 11,835,241 shares of Common Stock, $.001 par value, issued and outstanding.

================================================================================

                          IWERKS ENTERTAINMENT, INC.

                                     INDEX


                                                                  Page
                                                                  ----

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
-----------------------------

Condensed Consolidated Balance Sheets as of December 31, 1996
and June 30, 1996                                                   2

Condensed Consolidated Statements of Operations for the Three
and Six Months Ended December 31, 1996 and 1995                     4

Condensed Consolidated Statements of Cash Flows for the Six
Months Ended December 31, 1996 and 1995                             5

Notes to the Condensed Consolidated Financial Statements            6


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
------------------------------------------------
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS                  8
     ---------------------------------------------

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS                                         11
--------------------------

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS       11
------------------------------------------------------------

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                          11
-----------------------------------------

Signatures                                                         12


                          IWERKS ENTERTAINMENT, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                    ASSETS
                                (in thousands)

                                                   December 31, 1996    June 30, 1996
                                                   ------------------   -------------
                                                      (unaudited)
Current assets:

 Cash and cash equivalents                               $ 6,666          $12,674

 Short-term investments                                   15,662            6,782

 Trade accounts receivable, net of allowance
  for doubtful accounts                                    4,562            4,872

 Costs and estimated earnings in excess of
  billings on uncompleted contracts                        6,520            5,583

 Inventories and other current assets                      5,388            3,166
                                                         -------          -------

   Total current assets                                   38,798           33,077

Investment in debt securities, excluding
 current portion                                               -            5,826

Properties, net:

 Portable simulation theaters at cost, net of
  accumulated depreciation                                 8,452            9,084

 Property and equipment at cost, net of
  accumulated depreciation and amortization                3,462            3,519

 Film inventory at cost, net of amortization               3,037            3,372



Goodwill, net of amortization                             16,908           17,360

Other assets                                               1,567              688
                                                         -------          -------

  Total assets                                           $72,224          $72,926
                                                         =======          =======

                            See accompanying notes.

                          IWERKS ENTERTAINMENT, INC.
               CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     (in thousands, except share amounts)

                                                             December 31, 1996    June 30, 1996
                                                             ------------------   --------------
                                                                (unaudited)
Current liabilities:
 Accounts payable                                                  $  3,131         $  2,634
 Accrued expenses                                                     6,589            7,667
 Notes payable to related parties, current portion                        -              875
 Notes payable, current portion                                         338              571
 Billings in excess of costs and estimated
  earnings on uncompleted contracts                                   2,030            1,106
 Deferred revenue                                                        80               61
 Capital leases, current portion                                        704              615
                                                                   --------         --------

 Total current liabilities                                           12,872           13,529

Notes payable, excluding current portion                                  -               81
Capital lease obligations, excluding current portion                  2,257            2,651

Stockholders' equity:
 Preferred stock $.001 par value, 1,000,000 authorized,
  none issued and outstanding                                             -                -
 Common stock, $.001 par value, 20,000,000 shares
  authorized; issued and outstanding  11,770,135
  and 11,588,048, respectively                                           57               56
 Additional paid-in-capital                                          76,652           76,340
 Accumulated deficit                                                (19,614)         (19,731)
                                                                   --------         --------
Total stockholders' equity                                           57,095           56,665
                                                                   --------         --------

Total liabilities and stockholders' equity                         $ 72,224         $ 72,926
                                                                   ========         ========





                            See accompanying notes.

                          IWERKS ENTERTAINMENT, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                     (in thousands, except share amounts)



                                           For the Three Months Ended    For the Six Months Ended
                                                  December 31,                  December 31,
                                              1996           1995           1996          1995
                                           -----------    -----------    -----------   -----------
Revenue                                    $    10,023    $    13,207    $    19,618   $    23,303

Cost of sales                                    6,955          8,239         13,192        13,959
                                           -----------    -----------    -----------   -----------

  Gross profit                                   3,068          4,968          6,426         9,344

Selling, general, and administrative
 expenses                                        3,217          4,579          6,419         8,821

Research and development                           105             69            284           159
                                           -----------    -----------    -----------   -----------

  Income (loss) from operations                   (254)           320           (277)          364

Interest income                                    296            388            610           593
Interest expense                                    99            104            216           212
                                           -----------    -----------    -----------   -----------

  Net income (loss)                        $       (57)   $       604    $       117   $       745
                                           ===========    ===========    ===========   ===========

  Net income (loss) per common share       $      0.00    $      0.05    $      0.01   $      0.06
                                           ===========    ===========    ===========   ===========

Weighted average shares outstanding         11,714,916     11,804,155     12,334,924    11,750,455
                                           ===========    ===========    ===========   ===========


                            See accompanying notes.

                          IWERKS ENTERTAINMENT, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                (in thousands)

                                                            For the Six Months Ended
                                                                  December 31,
                                                           --------------------------
                                                               1996          1995
                                                           ------------   -----------
OPERATING ACTIVITIES
Net income                                                   $   117       $   745
Depreciation and amortization                                  2,810         3,518
Changes in operating assets and liabilities                   (2,855)       (3,252)
                                                             -------       -------
  Net cash provided by operating activities                       72         1,011

INVESTING ACTIVITIES
Investment in joint ventures                                    (673)            -
Investment in portable simulation theaters                      (108)         (140)
Purchases of property and equipment                             (365)         (222)
Additions to film inventory                                     (698)          (67)
Purchase of short-term investments
 and investment in debt securities, net                       (3,056)       (3,377)
                                                             -------       -------
  Net cash provided by (used in) investing activities         (4,900)       (3,806)

FINANCING ACTIVITIES
Repayment of notes payable                                    (1,188)       (1,012)
Payments on capital leases                                      (304)          (62)
Exercise of stock options                                        312           144
Retirement of Stock                                                -          (250)
Other                                                              -            66
                                                             -------       -------
  Net cash used in financing activities                       (1,180)       (1,114)
                                                             -------       -------

Net decrease in cash                                          (6,008)       (3,909)

Cash and cash equivalents at beginning of period              12,674        13,814
                                                             -------       -------

Cash and cash equivalents at end of period                   $ 6,666       $ 9,905
                                                             =======       =======


Supplemental disclosures of cash flow information:

 Cash paid during the period for interest                    $   233       $   181
                                                             =======       =======
 Cash paid during the period for income taxes                $     -       $     -
                                                             =======       =======

Supplemental disclosures of non-cash activities:

  Accrued expenses decreased by $1.6 million and stockholders' equity increased by corresponding amounts because of the class action litigation settlement agreement completed during the six months ended December 31, 1995.

                            See accompanying notes.

                          IWERKS ENTERTAINMENT, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Note 1 - Introduction
---------------------

     The accompanying condensed consolidated financial statements of Iwerks Entertainment, Inc. (the "Company") have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 1996 and the results of its operations for the three and six months ended December 31, 1996 and 1995 and the cash flows for the six months ended December 31, 1996 and 1995 have been included. Certain reclassifications have been made to the previously reported financial information in order to conform with December 31, 1996 presentation. The results of operations for interim periods are not necessarily indicative of the results which may be realized for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's latest Annual Report on Form 10-K as filed with the SEC.

Note 2 - Cash and cash equivalents, Short-term investments and Debt securities
------------------------------------------------------------------------------

     The Company has classified "Investment in debt securities" as investments held with maturity dates greater than one year, and "Short-term investments" as investments held with maturity dates between 90 days and one year. The Company's investments (typically U.S. Treasury Securities) which mature within 90 days are classified as cash equivalents.

Note 3 - Income Taxes
---------------------

     At June 30, 1996, the Company had available federal and state tax net operating loss carryforwards of approximately $18,093,000 and $8,240,000, respectively expiring through 2011. As a result of these net operating losses, the Company's effective tax rate was negligible and consequently no income tax provision or benefit was recorded in either the quarter or six month period presented.

Note 4 - Depreciation and Amortization
--------------------------------------

     Depreciation and amortization expense is computed using the straight line method over the estimated useful lives of the assets and consists of the following:



                                                       Three Months Ended         Six Months Ended
                                                           December 31               December 31
                                                     -------------------------------------------------
                                                        1996         1995         1996         1995
                                                     ----------   ----------   ----------   ----------
Depreciation  and amortization on fixed assets       $  294,000   $  432,000   $  574,000   $  959,000
Depreciation on touring equipment                       373,000      366,000      740,000      701,000
Amortization of film                                    449,000      820,000    1,033,000    1,370,000
Amortization of goodwill and other                      232,000      244,000      463,000      488,000
                                                     ----------   ----------   ----------   ----------

Total depreciation and amortization                  $1,348,000   $1,862,000   $2,810,000   $3,518,000
                                                     ==========   ==========   ==========   ==========


Depreciation and amortization included in cost of sales was $836,000 and $1,203,000 for the quarter ended December 31, 1996 and 1995, respectively and $1,800,000 and $2,100,000 for the six months ended December 31, 1996 and 1995, respectively.

Note 5 - Net Income Per Common Share
------------------------------------

     The net income (loss) per share for the three and six month periods ended December 31, 1996 and 1995 are based on the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consisting of outstanding stock options and warrants have been included in the calculation to the extent they are dilutive. Fully diluted amounts for the three and six months ended December 31, 1996 and 1995 do not materially differ from the amounts presented herein.


Note 6 - Litigation
-------------------

     Fred Hollingsworth III, a former director of Iwerks Entertainment, Inc. and former chief executive officer and founder of Omni Films International, Inc., filed suit on or about April 9, 1996 against the Company and seven of its current or former officers and directors. The complaint seeks unspecified damages arising from misconduct, including alleged misstatements and omissions, in connection with the acquisition by Iwerks of Omni Films International, Inc. in May 1994. In February 1997, the Company reached an agreement in principle with respect to this action. The settlement is subject to completion of final documentation, which is expected to occur in the Company's third quarter of fiscal 1997. At such time, the Company expects to accrue the cost of settlement, which may have a material adverse effect on the Company's results of operations during the third quarter and the year ending June 30, 1997, but will not materially effect the Company's liquidity and will have no impact on the Company's results in future periods.

Note 7 - Other
--------------

     The Company announced on October 24, 1996, that the Board of Directors has approved a stock repurchase program by which up to 300,000 shares of its common stock may be acquired in the open market. This program will terminate on October 20, 1997 unless extended by the Board of Directors. As of the date of this report, the Company has not repurchased any of its common stock pursuant to this program.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------   -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

Results of Operations
---------------------

    For the six months ended December 31, 1996 Iwerks Entertainment, Inc. (the "Company") recorded revenue of $19,618,000 compared to $23,303,000 for the same period last year. Net income for the six months ended December 31, 1996 was $117,000 or $ .01 per share compared to $745,000 or $.06 per share for the same period last year.

    For the three months ended December 31, 1996 the Company recorded revenue of $10,023,000 compared to $13,207,000 for the same period last year. The Company recorded a net loss for the three months ended December 31, 1996 of $ (57,000) or $ (.00) per share compared to net income of $604,000 or $.05 per share for the same period last year.

Comparison of the three and six month periods ended December 31, 1996 and 1995:
------------------------------------------------------------------------------

REVENUE
-------

    The Company's revenue is derived from the manufacture and sale of specialty theater systems (hardware), the licensing of film software to the installed base of these systems, the participation in joint ventures, as well as the ownership and operation ("O & O") of both fixed and mobile specialty theater entertainment venues. The following table presents summary information regarding these revenues (amounts in thousands):


Periods Ended December 31,
                                 Three Months         Six Months
                               -----------------   -----------------
                                1996      1995      1996      1995
                               -------   -------   -------   -------

Hardware Sales & Service       $ 7,513   $ 8,916   $12,629   $13,253
Owned and Operated               1,278     2,483     4,547     6,827
Film Licensing                   1,130     1,389     2,235     2,261
Film Production and Other          102       419       207       962
                               -------   -------   -------   -------
        Total                  $10,023   $13,207   $19,618   $23,303
                               =======   =======   =======   =======


   Hardware Sales and Service includes the sale of hardware contracts, recorded on a percentage of completion basis, and includes revenue generated from the service of these attractions. The sales of hardware contracts for Turbo-Ride and Giant Screen attractions declined eight percent from the previous year's six month period, and 19 percent in the current quarter as compared with the previous year's second quarter. This decline is primarily attributable to customer-related delays on signed Turbo-Ride contracts in China. In June of 1996, the Company announced six contracts with customers in China having a value of approximately $9 million. Three of these contracts have been delayed by the customers and these contracts have a value of approximately $4 million. We are uncertain when, if ever, these contracts will result in income for the Company. As a result of these delays, combined with normal market fluctuations, revenue from hardware sales and service may be lower in the third and fourth quarters of fiscal 1997 as compared with the same periods ending in 1996.

   O & O revenue include sponsorship, contract and admission revenue from the Company's fleet of the 17 Reactors (portable motion simulation theaters) along with revenue derived from joint ventures. The decrease in O & O revenue over the same six month period last year resulted from the loss of a significant sponsor in the first quarter of fiscal 1997. O & O revenue has historically been seasonal and has declined in the second and third fiscal quarters. The decrease in O & O revenue compared with the second quarter last year resulted from a full quarter's effect of this lost sponsor. The second fiscal quarter normally experiences a seasonal decline in O & O revenue with the limited number of events available during the period. The loss of the major sponsor will likely have a negative impact on the results of the Reactor operations for the third quarter of fiscal 1997. The Company is actively seeking additional sponsors and evaluating other alternatives regarding the touring operations.

   Film licensing revenue for the three months ended December 31, 1996 decreased as compared to the three months ended December 31, 1995 as a result of the timing of certain license renewals. The six months ended 1996 are comparable to the six months ended 1995.

   Film production and other decreased for the three and six month periods as compared to the prior year three and six month periods due to the Company recognizing revenue in the prior year from an exclusive distribution agreement. The exclusive period was for a three-year term which ended December 1995.

COST OF SALES AND GROSS PROFIT MARGINS
--------------------------------------

   Cost of sales consist principally of the costs of theater systems sold, expenses associated with the operation of portable and fixed-base theaters (O &
O), and costs associated with film licensing primarily the amortization of film production costs and royalty fees.

   The overall gross profit margin percentage for the six months ended December 31, 1996 and 1995 was 32.8% and 40.1%, respectively, and the overall gross profit margin percentage of the three months ended December 1996 and 1995 was 30.6% and 37.6%, respectively. The change in overall profit margin percentage resulted primarily from two factors. First, competitive pressures have resulted in lower margins from sales of giant-screen theaters. Secondly, the high level of fixed costs in the Touring business did not decline when revenues declined, which resulted in a gross operating loss from this operation in the second quarter of fiscal 1997 and a break-even for the six-month period ended December 31, 1996.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------

   Selling, general and administrative expenses (SG & A) include, among other things, personnel costs, trade shows and other promotional expenses, sales commissions, public relation costs, travel expenses, outside consulting and professional fees, depreciation of fixed assets, amortization of goodwill and departmental administrative costs.

   SG & A costs for the six months ended December 31, 1996 and 1995 were $6,419,000 and $8,821,000, respectively. SG & A costs for the quarter ended December 31, 1996 and 1995 were $3,217,000 and $4,579,000, respectively. These decreases, 30% for the quarter and 27% year-to-date, are due primarily to a reduction in salaries and wages, reduction in legal and accounting expenses and lower depreciation compared to the comparable periods of last year. The prior year reflected higher legal fees in association with the settlement of a class action lawsuit against the Company.

RESEARCH AND DEVELOPMENT
------------------------

     Research and development costs for the six months ended December 31, 1996 were $284,000 compared to $159,000 for the same period last year. R & D costs for the three months ended December 31, 1996 were $105,000, compared to $69,000 for the same period last year. This increase represents costs incurred to improve the Company's products and to develop new products, namely a 3-D projection system which was introduced at a major trade show during the second quarter ended December 31, 1996.

INTEREST INCOME AND EXPENSE
---------------------------

     Interest income for the six months ended December 31, 1996 and 1995 was $610,000 and $593,000, respectively. Interest income for the three months ended December 31, 1996 and 1995 was $296,000 and $388,000, respectively. Interest income is derived from the Company's investments, primarily in U.S. Treasury Notes. Interest income for the six month period was comparable to the prior year six months period. The decrease in the three month period was a result of the Company recording a gain on the sale of certain investments in the same quarter of the prior year.

     Interest expense for the six months ended December 31, 1996 and 1995 was $216,000 and $212,000, respectively. Interest expense for the three months ended December 31, 1996 and 1995 was $99,000 and $104,000, respectively. Interest expense is primarily financing costs on portable simulation theaters.

OTHER
-----

     In February 1997, the Company reached an agreement in principle with respect to the Fred Hollingsworth litigation (see Note 6). The settlement is subject to completion of final documentation, which is expected to occur in the Company's third quarter of fiscal 1997. At such time, the Company expects to accrue the cost of settlement, which may have a material adverse effect on the Company's results of operations during the third quarter and the year ending June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company's operating activities for the six months ended December 31, 1996 generated a positive cash flow of $72,000. Investing activities for the six months ended December 31, 1996 consisted primarily of investing in joint ventures and additions to film inventory along with the purchase of short-term investments. The Company's portfolio of investments reflects more securities which have maturity dates greater than 90 days. Consequently, the Company's cash and cash equivalents have decreased and short-term investments have increased.

     The Company maintains a bank line of credit in the amount of $5 million.
At December 31, 1996, there were no amounts outstanding on the line of credit. Together with existing cash balances and short-term investments in debt securities, the Company believes that it has adequate liquidity to meet its cash requirements for at least the next twelve months, after which time it may be required to raise additional cash through the sale of equity or debt securities. In addition, to the extent the Company experiences growth in the future, or its cash flow operations is less than anticipated, the Company may be required to obtain additional sources of cash.

     The Company does not anticipate the need to retire its debt security investments before maturity to meet cash requirements, however, should unanticipated events require early retirement of these investments, the Company could incur a loss on their sale. At December 31, 1996, the investment in debt securities are classified as available-for-sale and are stated at fair market value.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
-------------------------

     Iwerks has been named as a defendant in an action filed on or about April 9, 1996, entitled Hollingsworth v. Iwerks Entertainment, Inc., et al.,. Fred Hollingsworth III, a former director of Iwerks Entertainment, Inc. and former chief executive officer and founder of Omni Films International, Inc., filed suit against the Company and seven of its current or former officers and directors. The complaint seeks unspecified damages arising from alleged misconduct, including alleged misstatements and omissions, in connection with the acquisition by Iwerks of Omni Films International, Inc. in May 1994. In February 1997, the Company reached an agreement in principle with respect to this action. The settlement is subject to completion of final documentation, which is expected to occur in the Company's third quarter of fiscal 1997. At such time, the Company expects to accrue the cost of settlement, which may have a material adverse effect on the Company's results of operations during the third quarter and the year ending June 30, 1997, but will not materially effect the Company's liquidity and will have no impact on the Company's results in future periods.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS
------------------------------------------------------------

     On November 15, 1996 the Company held its annual shareholders meeting. Donald W. Iwerks and Gary J. Matus were elected to the board of directors for a term of three years. The continuing directors are Paula T. Douglass, Roy A. Wright, Dag Tellefsen and Terry E. VanGorder. Donald W. Iwerks received 8,843,946 votes for election with 90,621 votes withheld. Gary J. Matus received 8,833,669 votes for election with 100,898 votes withheld.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)   Exhibits:

          11.1 Earnings per share
          15.1 Letter regarding unaudited Interim Financial Information
          27.1 Schedule of financial data
          99.1 Independent Accountants' Review Report

(b)   Reports on Form 8-K filed during the quarter ended December 31, 1996:

          A Form 8-K was filed on October 24, 1996 - Item 5.

                                  SIGNATURES



     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Burbank, State of California on the 11th day of February, 1997.



                              IWERKS ENTERTAINMENT, INC.
                              (Registrant)



                              By: /s/ Bruce C. Hinckley
                                 ------------------------
                              Executive Vice President
                              Chief Financial Officer
                              (Principal Finance Officer)




                              By: /s/ Jeffrey M. Dahl
                                 ------------------------
                              Vice President / Controller
                              (Principal Accounting Officer)