Form 10-Q
period 1997-03-31
IWERKS ENTERTAINMENT INC
filed 1997-05-15
CIK 830404

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

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

     Yes  X        No
        -----        ----
     As of May 7, 1997, the Registrant had 12,152,009 shares of Common Stock, $.001 par value, issued and outstanding.

================================================================================

                           IWERKS ENTERTAINMENT, INC.

                                     INDEX

                                                                                             Page
                                                                                             ----
PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
-----------------------------

Condensed Consolidated Balance Sheets as of March 31, 1997
and June 30, 1996                                                                             2

Condensed Consolidated Statements of Operations for the Three
and Nine Months Ended March 31, 1997 and 1996                                                 4

Condensed Consolidated Statements of Cash Flows for the Nine
Months Ended March 31, 1997 and 1996                                                          5

Notes to the Condensed Consolidated Financial Statements                                      7


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
------------------------------------------------
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                          9
       ---------------------------------------------

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS                                                                   12
--------------------------

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                                    12
-----------------------------------------

Signatures                                                                                   13


                           IWERKS ENTERTAINMENT, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (in thousands)

                                                                        March 31, 1997               June 30, 1996
                                                                        ---------------              -------------
                                                                          (unaudited)
Current assets:
 Cash and cash equivalents                                                     $ 6,500                     $12,674
 Short-term investments                                                         13,461                       6,782
 Trade accounts receivable, net of allowance
  for doubtful accounts                                                          5,715                       4,872
 Costs and estimated earnings in excess of
  billings on uncompleted contracts                                              7,028                       5,583
 Inventories and other current assets                                            6,016                       3,166
                                                                               -------                     -------

   Total current assets                                                         38,720                      33,077

Investment in debt securities, excluding
 current portion                                                                     -                       5,826

Properties, net:
 Portable simulation theaters at cost, net of
  accumulated depreciation                                                       8,079                       9,084
 Property and equipment at cost, net of
  accumulated depreciation and amortization                                      3,303                       3,519
 Film inventory at cost, net of amortization                                     3,169                       3,372

Goodwill and patents, net of amortization                                       19,673                      17,700

Investment in joint ventures and other assets                                    1,951                         348
                                                                               -------                     -------

  Total assets                                                                 $74,895                     $72,926
                                                                               =======                     =======


                            See accompanying notes.

                           IWERKS ENTERTAINMENT, INC.
               CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      (in thousands, except share amounts)

                                                                              March 31, 1997            June 30, 1996
                                                                              ---------------           --------------
                                                                                (unaudited)
Current liabilities:
 Accounts payable                                                                   $  2,501                 $  2,634
 Accrued expenses                                                                      7,645                    7,667
 Notes payable to related parties, current portion                                         -                      875
 Notes payable, current portion                                                          211                      571
 Billings in excess of costs and estimated
  earnings on uncompleted contracts                                                    2,737                    1,106
 Deferred revenue                                                                        322                       61
 Capital leases, current portion                                                         720                      615
                                                                                    --------                 --------

 Total current liabilities                                                            14,136                   13,529

Notes payable, excluding current portion                                                   -                       81
Capital lease obligations, excluding current portion                                   2,020                    2,651


Stockholders' equity:
 Preferred stock $.001 par value, 1,000,000 authorized,
  none issued and outstanding                                                              -                        -
 Common stock, $.001 par value, 20,000,000 shares
  authorized; issued and outstanding 12,147,592
  and 11,588,048, respectively                                                            57                       56
 Additional paid-in-capital                                                           78,026                   76,340
 Accumulated deficit                                                                 (19,344)                 (19,731)
                                                                                    --------                 --------
Total stockholders' equity                                                            58,739                   56,665
                                                                                    --------                 --------

Total liabilities and stockholders' equity                                          $ 74,895                 $ 72,926
                                                                                    ========                 ========




                            See accompanying notes.

                           IWERKS ENTERTAINMENT, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                      (in thousands, except share amounts)

                                                       For the Three Months Ended             For the Nine Months Ended
                                                                March 31,                               March 31,
                                                        1997               1996                   1997               1996
                                                  --------------     -------------          -------------       -------------
Revenue                                                $11,042            $13,825                 $30,660            $37,128

Cost of sales                                            7,335              7,642                  20,527             21,601
                                                  -------------        -----------            ------------       ------------

     Gross profit                                        3,707              6,183                  10,133             15,527

Selling, general, and administrative
    expenses                                             3,451              4,921                   9,870             13,742

Research and development                                   131                110                     415                269
                                                  -------------        -----------              ----------       ------------

     Income (loss) from operations                         125              1,152                    (152)             1,516

Interest income                                            235                299                     845                892
Interest expense                                            90                 73                     306                285
                                                  -------------        -----------             -----------       ------------

     Net income                                           $270             $1,378                    $387             $2,123
                                                  =============        ===========             ===========       ============

     Net income per common share                         $0.02              $0.12                   $0.03              $0.18
                                                  =============        ===========             ===========       ============

Weighted average shares outstanding                 12,173,896         11,893,415              12,281,248         11,611,526
                                                  =============        ===========             ===========       ============



                            See accompanying notes.

                           IWERKS ENTERTAINMENT, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                 (in thousands)



                                                                                       For the Nine Months Ended
                                                                                               March 31,
                                                                                        1997              1996
                                                                                      --------          --------

OPERATING ACTIVITIES
Net income                                                                            $   387            $ 2,123
Depreciation and amortization                                                           4,204              4,856
Changes in operating assets and liabilities                                            (4,413)            (2,071)
                                                                                      --------           --------
 Net cash provided by operating activities                                                178              4,908

INVESTING ACTIVITIES
Investment in joint ventures                                                             (897)                 -
Investment in portable simulation theaters                                               (108)              (140)
Purchases of property and equipment                                                      (702)              (363)
Additions to film inventory                                                            (1,349)              (350)
Purchase of short-term investments and
  investment in debt securities, net                                                     (853)            (1,243)
Purchase of Pioneer and acquisition of related patent,
  net of cash acquired and stock issued (see note 7)                                   (1,088)                 -
                                                                                     ---------           --------

  Net cash used in investing activities                                                (4,997)            (2,096)

FINANCING ACTIVITIES
Repayment of notes payable                                                             (1,315)            (1,714)
Payments on capital leases                                                               (526)               (93)
Exercise of stock options                                                                 486                235
Exercise of warrants                                                                        -                226
Retirement of Stock                                                                         -               (250)
Other                                                                                       -                263
                                                                                     ---------          ---------

  Net cash used in financing activities                                                (1,355)            (1,333)
                                                                                     ---------          ---------

Net (decrease) increase in cash                                                        (6,174)             1,479

Cash and cash equivalents at beginning of period                                       12,674              5,731
                                                                                     ---------          ---------

Cash and cash equivalents at end of period                                            $ 6,500            $ 7,210
                                                                                     =========          =========



                            See accompanying notes.

                           IWERKS ENTERTAINMENT, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)






Supplemental disclosures of cash flow information:

   Cash paid during the nine months ended March 31, 1997 and 1996 for interest was $327,000 and $322,000, respectively.
   Cash paid during the nine months ended March 31, 1997 and 1996 for income taxes was immaterial.

Supplemental disclosures of non-cash activities:

  Accrued expenses decreased by $1.6 million and stockholders' equity increased by corresponding amounts due to the class action litigation settlement agreement completed during the nine months ended March 31, 1996.

  In March 1997, the Company purchased patents, other assets and all the outstanding common stock of Pioneer related entities for cash and Iwerks common stock. The common stock issued was valued at $1.2 million (see note 7).



                            See accompanying notes.

                                  IWERKS ENTERTAINMENT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Note 1 - Introduction
---------------------

     The accompanying condensed consolidated financial statements of Iwerks Entertainment, Inc. (the "Company") have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 1997 and the results of its operations for the three and nine months ended March 31, 1997 and 1996 and the cash flows for the nine months ended March 31, 1997 and 1996 have been included. Certain reclassifications have been made to the previously reported financial information in order to conform with March 31, 1997 presentation. The results of operations for interim periods are not necessarily indicative of the results which may be realized for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's latest Annual Report on Form 10-K as filed with the SEC.

Note 2 - Cash and cash equivalents, Short-term investments and Debt securities
------------------------------------------------------------------------------

     The Company has classified "Investment in debt securities" as investments held with maturity dates greater than one year, and "Short-term investments" as investments held with maturity dates between 90 days and one year. The Company's investments (primarily U.S. Treasury Securities), with original maturity dates less than 90 days are classified as cash equivalents.

Note 3 - Income Taxes
---------------------

     At June 30, 1996, the Company had available federal and state tax net operating loss carryforwards of $17,963,000 and $7,372,000, respectively expiring through 2011. As a result of these net operating losses, the Company's effective tax rate was negligible and consequently no income tax provision was recorded in either the quarter or nine month periods presented.

Note 4 - Depreciation and Amortization
--------------------------------------

     Depreciation and amortization expense is computed using the straight-line method over the estimated useful lives of the assets and consists of the following:

                                                    For the Three Months Ended        For the Nine Months Ended
                                                              March 31                          March 31
                                                      1997           1996                 1997           1996
                                                    -----------    ----------          ----------     ----------
Depreciation and amortization on fixed assets        $  307,000   $  311,000          $  881,000      $1,270,000
Depreciation on touring equipment                       373,000      365,000           1,113,000       1,066,000
Amortization of film                                    469,000      419,000           1,502,000       1,789,000
Amortization of goodwill, patents and other             245,000      243,000             708,000         731,000
                                                     ----------   ----------          ----------      ----------

Total depreciation and amortization                  $1,394,000   $1,338,000          $4,204,000      $4,856,000
                                                     ==========   ==========          ==========      ==========

Depreciation and amortization included in cost of sales was $853,000 and $793,000 for the quarter ended March 31, 1997 and 1996, respectively, and $2,653,000 and $2,893,000 for the nine months ended March 31, 1997 and 1996, respectively.

Note 5 - Net Income Per Common Share
------------------------------------

     The net income per share for the three and nine month periods ended March 31, 1997 and 1996 are based on the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consisting of outstanding stock options and warrants have been included in the calculation to the extent they are dilutive. Fully diluted amounts for the three and nine months ended March 31, 1997 and 1996 do not materially differ from the amounts presented herein.

     In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, Earnings Per Share, which is effective for annual and interim financial statements issued for periods ending after December 15, 1997 and early adoption is not permitted. When adopted, the statement will require restatement of prior years' earnings per share ("EPS"). SFAS No. 128 was issued to simplify the standards for calculating EPS previously found in APB No. 15, Earnings Per Share. SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS. The new rules also require dual presentation of basic and diluted EPS on the face of the statement of operations for companies with a complex capital structure. For the Company, basic EPS will exclude the dilutive effects of stock options and warrants. Diluted EPS for the Company will reflect all potential dilutive securities. Under the provisions of FAS 128, basic EPS would have been $.02 and $.13 for the three months ended March 31, 1997 and 1996, respectively and $.03 and $.20 for the nine months ended March 31, 1997 and 1996, respectively. Diluted EPS would have been the same as the reported amounts.

Note 6 - Litigation
-------------------

     Fred Hollingsworth III, a former director of Iwerks Entertainment, Inc. and former chief executive officer and founder of Omni Films International, Inc., filed suit in April, 1996 against the Company and seven of its current or former officers and directors. The complaint seeks unspecified damages arising from misconduct, including alleged misstatements and omissions, in connection with the acquisition by Iwerks of Omni Films International, Inc. in May 1994. In February 1997, the Company and Mr. Hollingsworth reached an out-of-court settlement. The Company made a cash payment to Mr. Hollingsworth which the Company believes will be covered by insurance and, as such, has included the amount as a receivable from the insurance carrier at March 31, 1997.

Note 7 - Acquisition of Pioneer and Related Companies
-----------------------------------------------------

     On March 4, 1997 two newly formed wholly-owned subsidiaries of the Company acquired the stock of Pioneer Marketing Corporation and a related company (collectively referred to as "Pioneer") in exchange for 299,101 shares of Iwerks common stock. On the same date in a related transaction, the Company purchased a patent from a partnership related to Pioneer for approximately $1,144,000 in cash. These transactions were accounted for as a purchase by Iwerks of Pioneer resulting in an aggregate purchase price of approximately $2,784,000 including acquisition costs. The aggregate purchase price of Pioneer in excess of the fair value of the identifiable assets of Pioneer at the date of acquisition was $1,536,000 which has been allocated to goodwill. The operations of Pioneer have been consolidated with the operations of the Company from March 4, 1997.

     Unaudited pro forma combined statements of operations for the nine months ended March 31, 1997 and 1996, which would combine the results of operations of the Company and Pioneer are not present herein as such information is not material to the combined results of operations.

     Pioneer is in the business of designing and manufacturing motion picture projectors.

Note 8 - Other
--------------

     The Company announced in October, 1996, that the Board of Directors has approved a stock repurchase program by which up to 300,000 shares of its common stock may be acquired in the open market. This program will terminate on October 20, 1997 unless extended by the Board of Directors. As of the date of this report, the Company has not repurchased any of its common stock pursuant to this program.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

Results of Operations
---------------------

    For the nine months ended March 31, 1997 Iwerks Entertainment, Inc. (the "Company") recorded revenue of $30,660,000 compared to $37,128,000 for the same period last year. Net income for the nine months ended March 31, 1997 was $387,000 or $.03 per share compared to $2,123,000 or $.18 per share for the same period last year.

    For the three months ended March 31, 1997 the Company recorded revenue of $11,042,000 compared to $13,825,000 for the same period last year. The Company recorded net income for the three months ended March 31, 1997 of $270,000 or $.02 per share compared to $1,378,000 or $.12 per share for the same period last year.

Comparison of the three and nine month periods ended March 31, 1997 and 1996:
-----------------------------------------------------------------------------

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

                                                     For the Three Months Ended     For the Nine Months Ended
                                                               March 31                      March 31
                                                        1997           1996            1997           1996
                                                      --------       --------        --------       --------
Hardware Sales & Service                               $ 8,002        $ 7,634         $20,631        $20,887
Owned and Operated                                       1,277          4,405           5,824         11,232
Film Licensing                                           1,693          1,302           3,928          3,563
Film Production and Other                                   70            484             277          1,446
                                                       -------        -------         -------        -------

Total                                                  $11,042        $13,825         $30,660        $37,128
                                                       =======        =======         =======        =======

   Hardware Sales and Service includes the sale of hardware contracts, recorded on a percentage of completion basis, and includes revenue generated from the service of these attractions. The sales of hardware contracts for Turbo-Ride and Giant Screen attractions declined four percent from the previous year's nine month period, and increased four percent in the current quarter as compared with the previous year's third quarter.

   Owned and Operated ("O&O") revenue includes sponsorship, contract and admission revenue from the Company's fleet of 17 Reactors (portable motion simulation theaters) along with revenue derived from joint ventures. The decrease in O & O revenue for the nine month and three month periods as compared to last year was primarily due to a one time cancellation settlement from the Tokyo Expo recorded in the third quarter of the prior year, along with the loss of a significant sponsor in the first quarter of fiscal 1997. Increased market efforts, as well as an upturn in the cyclical nature of the Reactor business, should improve revenues and operating results from this portion of the business in the fourth quarter of fiscal 1997 as compared the second and third fiscal 1997 quarters. The Company is also actively seeking additional sponsors and evaluating other alternatives regarding the touring operations.

   Film Licensing revenue for the nine months ended March 31, 1997 increased as compared to the nine months ended March 31, 1996 due primarily to the Company's increasing base of simulation theaters. Film License revenue for the three months ended March 31, 1997 increased as compared to the three months ended March 31, 1996 as a result of the timing of certain license renewals.

   Film Production and Other decreased for the nine month period as compared to the prior year nine month period due to the Company recognizing revenue in the prior year from an exclusive distribution agreement. The exclusive period was for a three-year term which ended December 1995. The decrease for the three month period was primarily due to the cancellation of a sales commitment from a customer which resulted in additional revenue to the Company in the third quarter of the prior year.

COST OF SALES AND GROSS PROFIT MARGINS
--------------------------------------

   Cost of sales consist principally of the costs of theater systems sold, expenses associated with the operation of portable and fixed-base theaters (O &
O), and costs associated with film licensing, primarily the amortization of film production costs and royalty fees.

   The overall gross profit margin percentage for the nine months ended March 31, 1997 and 1996 was 33% and 42%, respectively, and the overall gross profit margin percentage of the three months ended March 1997 and 1996 was 34% and 45%, respectively. The change in overall profit margin percentage resulted primarily from the one time cancellation at the Tokyo Expo and aforementioned cancellation of a customer commitment which generated revenue with no corresponding cost of sales in the prior year. Factoring out this revenue, the prior year's gross margin for the nine months and three months would have been 36% and 30% respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------

   Selling, general and administrative expenses ("SG&A") include, among other things, personnel costs, trade shows and other promotional expenses, sales commissions, public relation costs, travel expenses, outside consulting and professional fees, depreciation of fixed assets, amortization of goodwill and departmental administrative costs.

   SG&A costs for the nine months ended March 31, 1997 and 1996 were $9,870,000 and $13,742,000, respectively. SG&A costs for the quarter ended March 31, 1997 and 1996 were $3,451,000 and $4,921,000, respectively. These decreases, 28% for the nine months and 30% year to date, are due primarily to a reduction in salaries and wages, reduction in legal expenses and lower depreciation compared to the comparable periods of last year. The prior year reflected higher legal fees in association with the settlement of a class action lawsuit against the Company.

INTEREST INCOME AND EXPENSE
---------------------------

     Interest income for the nine months ended March 31, 1997 and 1996 was $845,000 and $892,000, respectively. Interest income for the three months ended March 31, 1997 and 1996 was $235,000 and $299,000, respectively. Interest income is principally derived from the Company's investments, primarily in U.S. Treasury Notes. The decrease in interest income for the nine and three month period was directly related to the Company's investment portfolio.

     Interest expense for the nine months ended March 31, 1997 and 1996 was $306,000 and $285,000, respectively. Interest expense for the three months ended March 31, 1997 and 1996 was $90,000 and $73,000, respectively. Interest expense is primarily financing costs on portable simulation theaters.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company's operating activities for the nine months ended March 31, 1997 generated a positive cash flow of $178,000. Investing activities for the nine months ended March 31, 1997 consisted primarily of the purchase of Pioneer, along with the normal investing in joint ventures, additions to film inventory and fluctuations of short-term investments. The Company's portfolio of investments reflects more securities which have maturity dates greater than 90 days. Consequently, the Company's cash and cash equivalents have decreased and short-term investments have increased.

     The Company maintains a bank line of credit in the amount of $5 million. At March 31, 1997, and during the nine month periods ending March 31, 1997 and 1996, there were no amounts outstanding on the line of credit. Together with existing cash balances and short-term investments in debt securities, the Company believes that it has adequate liquidity to meet its cash requirements for at least the next twelve months, after which time it may be required to raise additional cash through the sale of equity or debt securities. In addition, to the extent the Company experiences growth in the future, or its cash flow from operations is less than anticipated, the Company may be required to obtain additional sources of cash.

     The Company does not anticipate the need to retire its debt security
investments before maturity to meet cash requirements.   At March 31, 1997, the
investment in debt securities are classified as available-for-sale and are stated at fair market value.

OUTLOOK AND RISK FACTORS
------------------------

     With the exception of the historical information, the matters discussed above include forward-looking statements that involve risks and uncertainties. Among the important factors that could cause actual results to differ from those indicated in the forward-looking statements are revenue, costs of sales and the ability of the Company to maintain pricing at a level to maintain gross profit margins, the level of selling, general and administrative costs, the performance by the Company under its existing purchase contracts and the ability to obtain new contracts, the success of the Company's owned and operating strategy, the ability of the Company to find additional sponsors for its Reactors or alternative sources of revenue, the ability of the Company to identify and successfully negotiate arrangements with joint venture and other strategic partners, the success of the Company's film software, the effects of competition, general economic conditions and acts of God and other events outside the control of the Company.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
-------------------------

     Fred Hollingsworth III, a former director of Iwerks Entertainment, Inc. and former chief executive officer and founder of Omni Films International, Inc., filed suit in April, 1996 against the Company and seven of its current or former officers and directors. The complaint seeks unspecified damages arising from misconduct, including alleged misstatements and omissions, in connection with the acquisition by Iwerks of Omni Films International, Inc. in May 1994. In February 1997, the Company and Mr. Hollingsworth reached an out-of-court settlement. The Company made a cash payment to Mr. Hollingsworth which the Company believes will be covered by insurance and, as such, has included the amount as a receivable from the insurance carrier at March 31, 1997.

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

(b)  Reports on Form 8-K filed during the quarter ended March 31, 1997:

     i) A Form 8-K was filed on March 5, 1997, which included the press release of the same date announcing the acquisition of Pioneer and related entities.
     ii) A Form 8-K was filed on March 27, 1997, which included the press release announcing the resignation of a board member.

                                   SIGNATURES



     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Burbank, State of California on the 13th day of May, 1997.



                              IWERKS ENTERTAINMENT, INC.
                              (Registrant)



                              By: /s/ Bruce C. Hinckley
                                  ---------------------
                              Executive Vice President
                              Chief Financial Officer
                              (Principal Finance Officer)




                              By: /s/ Jeffrey M. Dahl
                                  -------------------
                                  Vice President / Controller
                                  (Principal Accounting Officer)