Form 10-K
period 1997-06-30
IWERKS ENTERTAINMENT INC
filed 1997-10-14
CIK 830404

   AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON OCTOBER 10, 1997
================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K



[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended June 30, 1997

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


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any Amendment to this Form 10-K. [ ]

At October 3, 1997, there were outstanding, 12,160,600 shares of the Common Stock of Registrant, and the aggregate market value of the shares held on that date by non-affiliates of Registrant, based on the closing price ($4.125 per share) of the Registrant's Common Stock on the NASDAQ National Market System was $43,750,983. For purposes of this computation, it has been assumed that the shares beneficially held by directors and executive officers of Registrant were "held by affiliates;" this assumption is not to be deemed to be an admission by such persons that they are affiliates of Registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Proxy Statement relating to its 1997 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report.

                                     PART 1

                               BUSINESS OF IWERKS

ITEM 1.  BUSINESS.
-----------------

GENERAL

  Iwerks Entertainment, Inc. and its subsidiaries ("Iwerks" or "the Company") is a leading provider of high-tech software-based theatre attractions for the out-of-home entertainment market. The Company's products combine advanced theatre systems with entertainment or educational software to create high-impact "attractions" which immerse audiences in the action. The Company's products include ride simulation, giant screen, 360 degree, 3-D, and various other specialty attractions. In addition, the Company owns and operates a fleet of touring ride simulation theatres. The Company also produces film and video software for ride simulators and special format theatres.

  The primary markets for the Company's attractions are theme parks, museums, various types of location-based-entertainment centers, visitor centers, world expositions and special events. The popularity of entertainment attractions of the type sold by the Company has led to their increasing use as the featured attraction in these locations. In addition, high-profile retail sites and casinos are expanding their entertainment offerings to broaden appeal and stimulate repeat visits. The Company's attractions are well suited to meet this demand because, in addition to their drawing power, they require relatively little space and can be easily refreshed by changing the film or other software.

  The Company also owns and operates a fleet of 16 portable ride simulation theatres and is exploring other potential touring opportunities. Further, an important element of the Company's business strategy is the participation in the operation of its fixed-base attractions either through direct equity ownership or through other participation arrangements. The Company is currently a participant in several joint ventures to own and operate multiple ride simulation theatres in the United States and Australia. The Company continues to evaluate new opportunities to participate in the operation of its fixed-based attractions.

-------------------------------------------------------------------------------
OUTLOOK
  This Report contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act. The words "expect", "estimate", "anticipate", "predict", "believe" and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of Iwerks, its directors or officers with respect to, among other things (a) trends affecting the financial condition or results of operations of Iwerks and (b) the business and growth strategies of Iwerks.
The stockholders of Iwerks are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in this Report, for the reasons, among others, set forth under "Risk Factors."
--------------------------------------------------------------------------------

  Since inception in 1986 through August 15, 1997, the Company has installed in excess of 230 fixed-base theatres and touring attractions in 28 countries. Of these, 111 were ride simulation theatres, which the Company supports with a library of 39 ride simulation films, the industry's largest ride simulation film library. The Company's ride simulation film projects include: Super Speedway, A thrill ride through seven North American race tracks hosted by Craig T. Nelson; Superstition, a haunted scream park adventure hosted by Elvira-Mistress of the Dark; Secrets of the Lost Temple, an explorer's adventure through a Mayan temple; Red Rock Run, a computer generated high speed ride through a volcano; Aliens(TM): Ride at the Speed of Fright, based on the futuristic movie thriller of the same name; Dino Island, a fantasy based on a newly discovered volcanic island with prehistoric reptiles; Days of Thunder: The Ride, featuring a "200 mph race" to the checkered flag at the Daytona 500, for Paramount Parks;
RoboCop: The Ride, a futuristic fantasy ride through the streets of Detroit with the popular movie character, "RoboCop"; The Right Stuff: Mach One Adventure, a film based upon the theatrical release of the same name for Time Warner Six Flags theme parks; as well as projects for The Walt Disney Company, Universal Studios-Florida and NASA. The Company has the largest installed base of ride simulation theatres and the largest library of ride simulation films in the world.

  The Company is a Delaware corporation with principal executive offices located at 4540 West Valerio Street, Burbank, California 91505, telephone number (818) 841-7766. In addition to its principal executive offices, Iwerks has sales offices in Sarasota, Florida, London, England and Hong Kong.

Recent Developments
-------------------

  On August 5, 1997 the Company and Showscan Entertainment, Inc. ("Showscan") announced they signed a definitive agreement to merge. The transaction calls for each share of Showscan Common Stock to be converted into 0.85 of a share of Iwerks Common Stock. The Showscan Preferred Stock will be exchanged for Iwerks Common Stock at the 0.85 ratio on an as converted basis. Iwerks expects to issue approximately 5.62 million shares of Iwerks Common Stock in the Merger (excluding shares issuable upon exercise of outstanding Showscan options and warrants and the 8% Notes), resulting in an estimated transaction value of approximately $27.4 million (based upon a closing price of Iwerks Common Stock on the NASDAQ National Market on August 4, 1997 of $4.875 per share). The transaction will be accounted for as a pooling of interests, after which Showscan will become a wholly owned subsidiary of Iwerks.

  The Company believes that the Merger will enhance Iwerks' position as a leading provider of high-tech software-based theatre attractions and establish the combined company as the premier company in that segment of the out-of-home entertainment market. The combined company will have a larger installed base of theatres, consisting of 160 simulation thrill ride screens in 28 counties (the largest in the world), 16 Portable Reactor simulation thrill rides, and 76 giant and large screen theatres. The combined company will have an expanded film library including 68 ride simulation titles and 47 specialty films. The Company also believes that the merger will provide the combined business with significant opportunities to realize efficiencies and synergies by operating with one corporate overhead and the economies of scale.

  Consummation of the Merger is subject to approval by the stockholders of the Company and Showscan, as well as other customary closing conditions. If shareholder approval is not obtained or other closing conditions are not satisfied or if the parties mutually agree to terminate or modify the terms of the merger agreement, the transaction may not be consummated pursuant to the existing terms of the merger agreement, or at all. The stockholders' meetings are scheduled to take place in the fourth calendar quarter of 1997.

BUSINESS STRATEGY

  Historically, the Company's primary source of revenue has been the sale of its attractions to customers who own and operate them. Although hardware sales accounted for a majority of revenues in fiscal 1997, a key strategy of the Company is to continue building a recurring revenue base. To further this goal, the Company produces and licenses its entertainment and educational software for exhibition on its installed base of attractions. The Company also owns and operates a fleet of 16 touring ride simulation theatres from which it derives admission and sponsorship revenue and the Company is pursuing other opportunities to participate in the operation of attractions.

  A key strategy to build recurring revenues began in fiscal 1996 with the Company's entry into joint venture and partnership relationships with operators of entertainment centers. In Spring 1996, the Company entered into a joint venture arrangement with Hoyt's Cinemas, an international multi-plex theatre operation, and opened the first theatre in Melbourne, Australia in July 1996. Another venture was formed with Dave and Buster's Inc., a Texas based operator of entertainment centers in the United States. In fiscal 1997, the Company opened 3 simulation theatres pursuant to this joint venture: Bethesda, MD, Philadelphia, PA and Ontario, CA. These recent agreements supplement the Company's existing partnership at PIER 39 San Francisco and its royalty interests in the Company's theatre system at the Foxwoods Casino in Ledyard, Connecticut.

IWERKS PRODUCTS

     FIXED-BASE RIDE SIMULATION THEATRES. The Company's line of fixed-base ride simulators is marketed as Iwerks TurboRide and combines high-resolution projector film or video software, digital surround sound and moving seats to fully involve the audience in a realistic, but simulated experience. Software currently available includes a variety of live action and fantasy experiences such as flying at supersonic speeds, riding a roller coaster, white-water rafting and space and underwater adventures. The Company's ride simulation theatre product line is the broadest in the industry, enabling the Company to offer its customers seat, row and platform-based simulators in a variety of configurations and at multiple price points. The Company derived approximately 40%, 44% and 41% of its revenues from the sale of fixed-base ride simulation theatres in fiscal 1995, 1996 and 1997, respectively. The Company's ride simulators are designed to operate in theatres which typically seat 18 to 100 people, and feature screens up to 52 feet high and six-channel surround sound. In these rides, guests watch a high resolution film with a fast action point of view perspective while sitting in seats that move in synchronization with the action on the screen. Films for the Company's ride simulation theatres typically range between three and five minutes. The Iwerks TurboRide can be reprogrammed to create new adventures.

     PORTABLE RIDE SIMULATION THEATRES. The Company also has developed a portable ride simulation theatre called the "Reactor," which is transported by tractor trailers. The trailers transform to create a theatre with a high definition video projection system and digital surround sound. The Reactor incorporates the same ride simulation technology as the Company's Turbo Ride and can accommodate up to 18 people per show. The Reactors can be used to exhibit the Company's ride simulation films developed for its fixed-base ride simulation theatres as well as films developed specifically for use in the Reactor at air shows, boat and car races, state fairs and other special events. The Company also seeks corporate sponsors for its touring Reactor units. The Company derived approximately 18%, 20%, and 17% of its revenues in fiscal 1995, 1996 and 1997, respectively, from the operation and sponsorship of portable ride simulation theatres.

     GIANT SCREEN THEATRES. The Company's giant screen theatres are marketed under the name Iwerks CineDome and Iwerks Theatres, and feature screens which are much larger than standard movie screens and projection systems that deliver a sharper, brighter image than conventional movies. The result is a high-impact, immersive, sensory experience for the audience. These theatres seat up to 630 people, have steeply raked seating and exhibit films typically lasting between 15 and 40 minutes.

     The Company's giant screen theatres are available in a variety of configurations. Its flat screen theatres use screens as large as 81 feet high by 110 feet wide, more than five times the size of a standard movie theatre screen. The Company's domed screen theatres use a dome-shaped screen up to 88 feet in diameter which wraps around and above the audience filling the audience's field of vision. The Company also offers 3D systems which use dual projectors to create a 3D image. The Company derived approximately 6%, 9% and 12% of its revenues from the sale of giant screen theatres in fiscal 1995, 1996 and 1997, respectively.

     360 DEGREE THEATRES. The Iwerks Video 360 Theatre is a video-based cylindrical theatre. Because the video image is created from a digital source, it can be manipulated through a show control system to make real-time modifications to the projected image or to insert additional images from other sources, such as audience members.

     CUSTOM THEATRES. The Company offers a wide range of custom film and video-based theatre systems utilizing 70 millimeter and 35 millimeter film formats. Custom projects range from the sale of individual projectors to complete theatre systems.

     FILM SOFTWARE. The Company produces film and video software for the Company's attractions with a production strategy that is similar to that of a movie studio, where a small core of executives hire supplemental production talent and specialists on a project-by-project basis. This structure allows the Company to maintain creative and budgetary control of projects without incurring
substantial, continuing overhead expenses.   The Company also provides executive
producer and postproduction services to third parties filming in the Company's film or video projection formats.

     The Company has a film library which includes, as of August 15, 1997, the distribution rights to 39 ride simulation films, 4 giant screen films and seven 3D films. The Company's library of ride simulation films is the largest in the industry. In addition to the Iwerks' film library, owners of Iwerks' giant screen theatres have access to a library of over 100 films which are generally available in the marketplace. The Company believes that the quality and size of its film library is a significant competitive advantage in the markets in which it competes, particularly in the ride simulation market. As the installed base of theatres grows, film licensing revenue is expected to increase. The Company derived approximately 18%, 11 % and 14% of its revenue in fiscal 1995, 1996 and 1997, respectively, from film license agreements and film production contracts.

     The Company's recent ride simulation films include Mad Racers, Iwerks first ride simulation 3D film; Secrets of the Lost Temple, based on an explorer's adventure through a Mayan temple; Aliens(TM) Ride at the Speed of Fright, based on the futuristic movie thriller of the same name; a fantasy ride through a dinosaur-inhabited island, Dino Island; a space chase adventure fantasy, Moon Raid Alpha; a film for Time Warner Six Flags theme parks called The Right Stuff; a film for the Iwerks Reactor called Fly With The Blue Angels featuring the Blue Angels flight team; a film for Paramount theme parks based on the motion picture Days of Thunder; a film based on the motion picture RoboCop; and SOS, an underwater fantasy created by computer generated animation. Many of the Company's ride simulation and other productions have received industry recognition. The dramatic new Iwerks TurboRide 3D! took First Place honors for Best New Entertainment Technology at the November 1996 International Association of Amusement Parks and Attractions (IAAPA) convention in New Orleans. The Company also won the prestigious Image Award for Best Overall Presentation. Secrets of the Lost Temple, premiered at IAAPA, also received an award in the Best New Product category. Dino Island was rated the best new attraction at the IAAPA convention, 1994.

     Typically, a film produced for exhibition on a theatre system is sold or licensed to a customer as part of the sale of the theatre system. When sold, the customer pays all or most of the production cost; the Company attempts to retain limited distribution rights beyond an exclusive exhibition territory retained by the customer. When licensed, the Company typically licenses the film for a one-year period for a flat fee which varies based upon the film. In limited cases, the Company will accept its fees as a percentage of the ticket sales. Film rentals vary according to the quality of the film, the initial price paid for the theatre systems and other factors.


MARKETING AND CUSTOMERS

     The Company distributes its theatre systems, software and services through multiple distribution channels including a direct sales and marketing force as well as independent sales agents in selected areas. The sales and marketing staff consists of 24 employees. A foreign sales office located in Hong Kong provides support to the Company's Japanese and Asian marketing programs and assists in customer service. A satellite sales office was established in London, England in May 1997 to support the European and Middle East marketplaces. In addition, the Company has sales professionals located in Burbank, California and Sarasota, Florida. The Company also has agreements with independent sales representatives covering the countries of Japan, Taiwan, Thailand, Hong Kong, Korea, and other parts of Asia, Australia, Brazil, China, Germany, Israel, Spain, and Switzerland.

     The Company markets its attractions, including theatre systems and film software, mainly to theme parks, museums, visitor centers, casinos, world expositions, location-based-entertainment centers and special event venues. The Company's theatre systems include projection and audio equipment, show control systems, film handling equipment and, in most instances, ride simulation systems. The customer supplies its own theatre space and other necessary site improvements to operate the theatre. The Company provides installation, training, design, maintenance and other support services.

     The primary market for the Company's 3D and 2D ride simulation theatres has been the worldwide amusement and theme park industry. Continuing sales will come from previously existing parks looking for new attractions, and parks under development looking for an array of attractions and the expanding location-based-entertainment industry. Most new park development is occurring outside of the United States and management believes that international operators will continue as important customers for this product. The Company has also developed customers in the family entertainment center, institutional and casino markets as well as tourist, vacation, destination shopping and convention locations for its ride simulation theatres. The Company sells its ride simulation theatres at prices which are separately negotiated, depending upon the product, the number of motion bases, the configuration of the theatre space, optional components selected and the level of design service provided. The Company licenses its ride simulation films for a range of prices depending on the film and the license term.

     The Company tours its Reactor units at a variety of special events, primarily air shows, boat and car races, state fairs, trade shows and other outdoor events. Revenue is generated through admission tickets of between $3 and $5 per person or through lease of the system to corporate sponsors who may use the system for promotional campaigns in connection with new product introductions and other promotional purposes.

     The primary markets for the Company's giant screen and 3D theatres have been museums, visitor destination centers, world expositions and other institutional exhibition facilities frequented by large numbers of visitors. Increasingly, Cineplex operators are viewing giant screen theaters as a new entertainment option for their guests. The Company sells its giant screen and 360 degree theatres at prices which are separately negotiated.

     One of the Company's customers, AT&T,  accounted for more than 10% of
Iwerks' revenues in fiscal 1995.   No single customer accounted for more than
10% of revenues in fiscal 1996 and 1997.

     The Company's sales typically are made pursuant to written contracts, and are denominated in United States dollars. International sales are generally backed by letters of credit. Consequently, the Company's operations have not historically been subject to risks related to currency fluctuations. During fiscal 1995, 1996 and 1997, 55%, 49% and 55% of the Company's revenues, respectively, were derived from sales outside the United States. The Company's sales contracts typically provide for progress payments which are timed to match related expenditures by the Company. The customer generally has the right to terminate the contract before completion by paying Iwerks its nonrecoverable costs plus a termination fee. The Company offers a warranty on sales of its products, generally for a period of 12 months. The Company believes that its material contract terms are consistent with industry practices.


ENABLING TECHNOLOGIES

     With limited exceptions, the underlying technologies employed by the Company are in the public domain and generally available in the marketplace. However, the Company possesses substantial expertise in the design, modification and engineering of projection, film-handling, camera and audio technologies which it believes to be an important competitive factor.


     IMAGING SYSTEMS.    The Company offers a variety of technologically
advanced imaging systems.

     Iwerks Quatro(TM) is a 70-millimeter projection system designed to offer small ride simulation venues high-clarity film quality in locations which were previously limited to video systems. The Iwerks Quatro(TM) houses four ride simulation films on one reel, reduction printed from the larger format 8/70 to 35mm image size; two operating in the forward direction and two in the reverse direction. This eliminates the need for a film storage system while providing fast cycle times. All claims have been allowed on the Company's patent application on certain features of the Quatro(TM) projection system and the Quatro(TM) is now a patented proprietary projection technology.

     The Company's 8/70 is an eight perforation, 70-millimeter film system that operates at 30 frames per second. By comparison, most motion picture theatres use four perforation, 35-millimeter film that runs at 24 frames per second and standard 70-millimeter film is five perforation which also runs at 24 frames per second. The larger frame size and faster speed gives the Company's 8/70 a brighter and sharper image without the flicker and stroboscopic effects common with conventional 35- and 70-millimeter film systems. The Company's 8/70 is used in the Company's array of ride simulation systems and destination theatres common to museums and visitor centers where screen sizes smaller than 60' high and 80' wide or dome screens of 75' or less in diameter are suitable.

     The Company's 15/70 is a fifteen perforation, 70-millimeter rolling loop projection system which handles the largest commercially available film size. This system projects an image area more than nine times that of conventional 35-millimeter film and 300% larger than standard 70-millimeter film. The Company's 15/70 is capable of achieving screen sizes up to 81' high and 110' wide and dome screens up to 88' in diameter that are generally found in high capacity theatres at world expositions and larger museums and visitor centers. Iwerks 8/70 and 15/70 are used in the Iwerks CineDome and Iwerks Theatres.

       In fiscal 1997, the Company acquired Pioneer Technology Corporation and the proprietary Linear-Loop Projection ("LLP") Technology to offer the expanding giant screen market a genuine alternative to existing projection techniques: The LLP gently pushes film through the projector on a column of air unlike most projection systems that use levers to pull film through. The LLP produces an image that is brighter and more stable than other projectors available.

     The Company offers high resolution digital video imaging systems that utilize a laser disc source and produce a high quality video image. This imaging system is ideal for Iwerks Reactors and small ride simulation theatre systems. In the Iwerks Video 360 theatre, the video imaging and show control systems allow real-time manipulation of the projected image to allow a variety of special effects.

     MOTION BASES. The Company's ride simulation theatres utilize seat-based and platform-based ride simulation technologies with per-base capacities ranging from two to thirty. The Turbo Tour is a compact and highly responsive three-axis system, allowing a multitude of combinations of pitch (tilt from front to rear), vertical (move up and down) and roll (tilt from side to side) movements, which keep passengers in constant motion with the image. Each motion base is a self-contained system, requiring only electronic communications and electrical power connections. The Motion Master is four-axis seat-based technology which permits pitch, vertical, roll and sway (a lateral side-to-side movement). This system provides every rider an identical experience, generally requires less space per seat and is very cost effective. The Transporter is a two- and four-seat, six-axis motion base capable of producing the most realistic ride simulation available. These six-axis systems permit pitch, roll, vertical, sway, yaw (a turning motion), and surge (forward and back), all the motions available within a given motion envelope. The Freedom Six is a large platform-based six-axis system which has generally been custom designed to meet a customers requirements for capacity.

     FILM STORAGE. The Company's film-based systems are offered with specially designed film loop cabinets. These cabinets allow the film to be spliced into an endless loop, more fully automating the projection system and providing the fastest possible recycle time for maximum theatre throughput. The loop cabinet also includes other important features: the film is housed in a dust-free humidity-controlled environment; the film is cleaned twice on each trip through the system so that dust picked up during projection doesn't accumulate; and the film picture area never rubs on itself or any other surface, eliminating degradation common on reel to reel and platter systems.

MANUFACTURING

     The Company manufactures and assembles its theatre systems at its facilities in Burbank, California. A majority of the components for the Company's theatre systems are purchased from outside vendors. The Company's manufacturing operations consist of assembly, testing, quality control and system integration of its theatre system components, subassemblies and final assemblies, including modifications and the programming of the show-control and motion-control components, and installation of the completed theatre systems. The Company's manufacturing operations utilize a wide variety of electrical and mechanical components, raw materials and other supplies and services. The Company has developed multiple commercial sources for most components and materials, but it does use single sources for a limited number of standard and custom components. While delays in delivery of such single source components could cause delay in shipments of certain products by Iwerks, at this time, the Company has no reason to believe that any of the single-source vendors present a serious risk. Consistent with industry practice, the Company generally purchases components of its theatre systems upon receipt of an order. Certain components used by Iwerks, including lenses, hydraulic power sources and motion bases must be ordered up to four months in advance to assure timely delivery. The Company maintains an inventory of these items as it deems appropriate to service forecasted demand. Research and development costs are incurred in the design, construction and testing of prototype systems and are charged to expense as incurred. The research and development expenses were $848,000 $358,000 and $726,000 for the years ended June 30, 1995, 1996 and 1997, respectively. Of the expenses, 47%, 32% and 23% in 1995, 1996 and 1997, respectively, were for improvements to existing products and the remainder was for development of new products.

     The Company recently acquired the technology and patents to produce the Linear Loop Projector ("LLP") which is a new technology in film handling and projection. The Company is currently building its first 25 LLP projectors and will utilize them not only in its Large Format Theatres, but also as its projector of choice in larger ride simulation installations. The LLP is manufactured by the Company and is not an upgrade or rework of an existing vendored product. The technology is unique, patented and a distinctive advantage compared to "geneva" driven models that preceded it.

     Ballantyne of Omaha, a leading manufacturer of professional motion picture projectors, supplies the Company with its 8/70 projectors. The Company makes substantial modifications to the projectors to make them suitable for the Company's use. Lenses and lamphouses incorporated in the projection systems are supplied to the Company by third parties. If the Ballantyne projectors were for any reason to become unavailable, the Company believes that it would be able to substitute other projectors.

     The Company and Vickers Incorporated, a manufacturer of hydraulic components, jointly developed the hydraulically actuated seats which are used in the Turbo Tour ride simulation theatre. Under the agreement pursuant to which the hydraulically actuated seats were developed, the Company owns all rights in and to the seats. Vickers continues as the sole manufacturer of these motion bases on behalf of the Company; however, the Company has the right under its agreement with Vickers to secure alternate sources of manufacturing at any time. The metal fabrication portion of the Motion Master is performed by a third party. To the extent that the outside supplier may be unable to produce acceptable quality or produce within acceptable lead times, the Company may experience a temporary reduction in its ability to deliver this product. This could have a material adverse impact on the Company's business.

RISK FACTORS

INTEGRATION OF IWERKS AND SHOWSCAN; ANTICIPATED NET LOSS

     Iwerks has entered into the Merger Agreement with Showscan with the expectation that the transaction will result in beneficial synergies for the combined business. Iwerks believes that the Merger will expand Iwerks' leadership position in simulation, better position Iwerks to develop higher quality software, bring Iwerks additional technologies at a lower cost than initiating research and development efforts, strengthen Iwerks' geographic presence worldwide, provide for access to new markets and increase recurring revenues while allowing significant cost savings.

     Achieving these anticipated business benefits will depend in part on whether the operations of Showscan can be integrated with the operations of Iwerks in an efficient, effective and timely manner. There can be no assurance that this will occur. The combination of the companies will require, among other things, integration of the companies' management staffs, coordination of the companies sales and marketing efforts, integration and coordination of the companies' film production and distribution efforts, acceptance by the companies' respective theatre networks of film software originally produced in the other company's format, and the identification and elimination of redundant and/or unnecessary overhead. The success of this process will be significantly influenced by the ability of the combined business to retain key management, marketing and production personnel. There is no assurance that this integration will be accomplished smoothly or successfully or that Iwerks will be successful in retaining key members of management. The difficulties of such integration may be increased by the necessity of coordinating theatre networks based on differing projection technologies and distinct operating cultures. The integration of operations of the companies following the Merger will require the dedication of management resources, which may temporarily distract management's attention from the day-to-day business of the combined business. The inability of management to integrate successfully the operations of the companies could have an adverse effect on the business and results of the combined business. In addition, even if the operations of the companies are ultimately successfully integrated, it is anticipated that the integration will be accomplished over time and, in the interim, the combination may have an adverse effect on the business, results of operations and financial condition of the combined business. In particular, as a result of nonrecurring costs associated with the Merger, a reduction in hardware contracts in fiscal 1997 and due to seasonal factors, Iwerks anticipates that it will report a net loss for the first and second quarters of fiscal 1998. The estimated non-recurring costs of $6.3 million to be incurred in the first and second quarter of fiscal 1998 include investment banking, legal, accounting, printing, severance, expenses for consolidation of facilities and other expenses, some of which will be incurred even if the Merger is not consummated.

     In addition, there can be no assurance that the present and potential customers of Iwerks and Showscan will continue their current utilization patterns without regard to the proposed merger. Any significant reduction in utilization patterns by Iwerks and Showscan customers, could have an adverse effect on the near-term business and results of operations of the combined business.

ANTICIPATED EFFECTS OF THE MERGER

     Iwerks currently is evaluating the operations of the business of Showscan for purposes of developing a plan for the integration of the business to be acquired with Iwerks' existing operations. Although this plan is not complete, it is anticipated that a significant restructuring of the combined operations will be required as a result of the Merger. As a consequence of this restructuring and the consummation of the Merger, Iwerks anticipates that a significant restructuring of the combined operations will be required as a result of the Merger. As a consequence of this restructuring and the consummation of the Merger, the Company anticipates incurring one-time restructuring and related charges of $6.3 million in the first and second quarters of fiscal 1998.

     The Merger will be accounted for on a pooling of interests basis. Under the pooling rules, the historical financial results of Iwerks will be restated to reflect the combination, following certain adjustments. Following the consummation of the Merger, the historical results of Iwerks will be restated to reflect the historical profits and losses of Showscan. Showscan generated profits in each of fiscal years ended 1995 and 1996 and incurred losses in the fiscal year ended March 31, 1997 and in the first quarter of fiscal 1998 which ended June 30, 1997. In addition, Showscan is expected to incur losses in its second fiscal quarter of 1998. Further, under the pooling rules, the costs incurred by Iwerks and Showscan in consummating the Merger will be expensed during Iwerks' first and second fiscal quarters of 1998.

     The combined effect of the restructuring and other charges discussed above and the pooling accounting treatment in the Merger will have an adverse effect on the results of operations of Iwerks in each of the first and second fiscal quarters of 1998.

DEPENDENCE ON PRODUCTION OF FILM SOFTWARE; FINANCIAL RISKS OF FILM PRODUCTION

     The Company's ability to implement its business strategy depends in large part upon its ability to successfully create, produce and market entertainment and educational film software for exhibition in its theatre systems. The size and quality of the Company's library of film software titles is a material factor in competing for sales of the Company's attractions and developing the Company's base of recurring revenue. The Company has invested $2.6 million, $0.8 million and $2.5 million in film software during fiscal 1995, 1996 and 1997, respectively.

     The Company generally produces and develops specialty films and videos for its library with production budgets in a range of approximately $100,000 to $2.0 million. While the Company may enter into participation, licensing or other financing arrangements with third parties in order to minimize its financial involvement in production, the Company generally is subject to substantial financial risks relating to the production and development of new entertainment and educational software. The Company typically is required to pay for the production of software during the production period prior to release and typically is unable to recoup these costs from revenues from exhibition licenses prior to 24 to 36 months following release. There can be no assurance that Iwerks will be able to create and produce additional software for its library which will be perceived by its customers to be of high quality or high entertainment value.

  At June 30, 1997, the Company had recorded on its balance sheet $3.4 million, in film library costs. The Company periodically reviews the net realizable value of its film inventory and makes adjustments to its carrying value when appropriate. In fiscal 1995, the Company reduced its film inventory by $3.5 million. While the current carrying value of the Company's film inventory reflects management's belief that it will realize the net value recorded on its balance sheet, there can be no assurance that it will be able to do so.

DEPENDENCE OF OWNED AND OPERATED OPERATIONS UPON SPONSORSHIP REVENUES

       The Company derived $3.7 million, $7.4 million and $2.9 million of revenues for fiscal 1995, 1996 and 1997 respectively, from sponsorship of its fleet of touring motion simulators. Sponsorship revenues prior to January 1996 were primarily derived from a single contract with a major telecommunications company (AT&T Corp.) that has sponsored the Company's touring motion simulators from March 1994 through September 1996. Revenues from AT&T Corp. were 11.5%, 9.9% and 3.7% of total revenue for fiscal 1995, 1996 and 1997, respectively. The AT&T Corp. contract expired in September 1996. In January 1996, the Company entered into a sponsorship contract with a foreign sponsor, which expired in August 1996. The Company currently has limited sponsorship contracts. There can be no assurance that the Company will be able to extend or replace its existing sponsorship arrangements when they expire. The fourth quarter of fiscal 1997 includes a non-cash charge of $5.6 million to record the impact of the adoption of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." This charge consisted primarily of a reduction in the carrying value of the portable simulation business (touring) to the net present value of the future cash flows expected from these assets. Of the charge, $1.8 million reduced Goodwill, and the balance reduced Iwerks' fixed assets. The Company lost AT&T as a major sponsor of the Reactor(TM) fleet in the first quarter of fiscal 1997. The loss of the major sponsor that utilized five of the Reactors throughout fiscal 1996 resulted in excess capacity between early fall and late spring of fiscal 1997. Since that time, and through the fourth quarter, the Company has aggressively pursued new sponsorship opportunities and other options to replace these revenues. The failure to consummate these opportunities prior to the end of the fiscal year and the lack of sponsorship backlog as of June 30, 1997 prompted the Company to take the charge under SFAS
  121. If the Company is unable to maintain sponsorship revenues in the future at levels commensurate with that experienced in the past, it could have a material adverse effect on the revenues and gross profit margins derived by the Company from its Owned and Operated attractions which would be mitigated, in part, by any additional revenues derived by the Company from deployment of the touring units at other venues.

INTENSE COMPETITION; UNPREDICTABILITY OF CONSUMER TASTES

  Competition in each of the markets in which the Company competes is intense. The principal direct competition for customers comes from manufacturers of competing movie-based attractions, and in the case of amusement and theme parks, manufacturers of traditional amusement park attractions. In addition to direct competitors, there is also competition from systems integrators and some amusement and theme parks developing and constructing their own attractions. Many of the Company's competitors have better name recognition, and substantially greater financial and other resources than the Company.

  Imax Corporation ("Imax") and a number of smaller competitors are growing competitors of the Company in the ride simulation business and have dedicated substantial resources to entering this market. In the large screen, special format motion picture business, Iwerks' main competitor is Imax. The 15 perforation 70 millimeter ("15/70") film format appears to be emerging as the most popular large format due primarily to the large number of films available in that format. Imax is by far the dominant company in this market.

  Additionally, the out-of-home entertainment industry in general is undergoing significant changes, primarily due to technological developments as well as changing consumer tastes. Numerous companies are developing and are expected to develop new entertainment products or concepts for the out-of-home entertainment industry in response to these developments that are or may be directly competitive with existing products. There is severe competition for financial, creative and technological resources in the industry and there can be no assurance that existing products will continue to compete effectively or that products under development will ever be competitive. Further, the commercial success of products is ultimately dependent upon audience reaction. Audience reaction will to a large extent be influenced by the audience's perception of how the Company's products compare with other available entertainment options out of the home. There can be no assurance that new developments in out-of-home entertainment will not result in changes in consumer tastes that will make the Company's products less competitive.

HISTORY OF OPERATING LOSSES; FLUCTUATING PERIODIC OPERATING RESULTS AND CASH
FLOW

  The Company has sustained substantial operating losses in three of its last five fiscal years. As of June 30, 1997, the Company's accumulated deficit was $29.7 million. For the fiscal years ended June 30, 1995, 1996 and 1997, the Company's ratio of indebtedness to total capitalization was 4.2%, 4.8% and 3.8%, respectively. For fiscal year ended June 30, 1995, the Company had a net decrease in cash of $2.7 million primarily as a result of large cash investments in the touring business and additions to film inventory partially offset by cash provided by operating activities. For the fiscal year 1996, the Company had a net increase in cash of $6.9 million due to the cash provided by operating activities being only partially offset by the relatively low amounts of spending on film inventory and other investing activities and an increase in cash provided by financing activities. For the fiscal year 1997, the Company had a net decrease in cash of $9.1 million primarily resulting from cash used in investing activities including investments in joint ventures, purchase of property and equipment, additions to film inventory, the purchase of Pioneer and related patent and the investment in additional debt securities. The Company has experienced quarterly fluctuations in operating results and anticipates that these fluctuations will continue in future periods. The Company expects to report a net loss for the first and second quarters of fiscal 1998. Operating results and cash flow can fluctuate substantially from quarter to quarter and periodically as a result of the timing of theatre system deliveries, contract signings, sponsorships, the mix of theatre systems shipped, the completion of custom film contracts, the existence of world expos, amount of revenues from portable simulation theatre and film licensing agreements, the timing of sales of ride simulation attractions, the timing of delivery and installation of such sales (pursuant to percentage of completion accounting) and any delays therein caused by permitting or construction delays at the customer's site, the size, type and configuration of the attractions sold, the timing of film rental payments from existing attractions and the performance of those attractions that pay film rental based on a percentage of box office and the timing of sales and marketing efforts and related expenditures. In particular, fluctuations in theatre system sales and deliveries from quarter to quarter can materially affect quarterly and periodic operating results, and theatre system contract signings can materially affect quarterly or periodic cash flow. Accordingly, the Company's revenues and earnings in any particular period may not be indicative of the results for any future period.

  The seasonal fluctuations in earnings also may cause volatility in the stock prices of the Company. While a significant portion of the Company's' expense levels are relatively fixed, the timing of increases in expense levels is based in large part on the Company's forecasts of future sales. If net sales are below expectations in any given period, the adverse impact on results of operations may be magnified by the Company's inability to adjust spending quickly enough to compensate for the sales shortfall. The Company may also choose to reduce prices or increase spending in response to market conditions, which may have a material adverse effect on the Company's results of operations.

  Over the last four years certain events have contributed to fluctuations in the Company's results of operations and financial condition. In the fourth quarter of fiscal 1994, the Company experienced certain cost overruns on two of its new products, along with some accelerated research and development costs associated with those products. In the third quarter of fiscal 1995, the Company's cost of sales increased dramatically as a percent of sales as a result of a one-time $4.5 million write-down of certain assets, primarily film costs, and third and fourth quarter sales and general administration expenses increased as a result of restructuring charges related to the closure of the Company's Sarasota, Florida facility, its consolidation of its operations and litigation costs associated with the settlement of a securities class action lawsuit, pursuant to which certain common stock and warrants have been issued. In the fourth quarter of fiscal 1997, the Company took approximately $8.7 million in charges, including a loss on impairment of assets, legal and dispute reserve, additional film amortization expense and an increased bad debt reserve. See "MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Comparison of Year Ended June 30, 1997 to Year Ended June 30, 1996" and Note 14 of Notes to Consolidated Financial Statements.


NEW PRODUCT DEVELOPMENT

  The Company operates in a technology driven segment of the entertainment business. As such the Company must continually improve its products to increase their entertainment value while also facing pressure to continually reduce the price of its products to respond to competitive pressures. The inability of the Company to develop new products and to respond to technological developments of its competitors could have a materially-adverse effect on its business, operations and financial condition.

INTERNATIONAL OPERATIONS

  A significant portion of the Company's sales and film licensing are made to customers located outside of the United States, primarily, in the Far East, Europe, South America and Canada. During fiscal 1995, 1996 and 1997, 55%, 49% and 55% of the Company's revenues, respectively, were derived from sales outside
the United States.   During fiscal 1997, the Chinese market was the only foreign market with revenues over 10% of the Company's revenues with 14%. The Company expects a significant portion (between 45% and 65%) of the Company's sales in fiscal 1998 and 1999 will be to customers outside of the United States, similar to the percentage experienced in the past three years. The Company maintains one office in Hong Kong to support sales in Asia and one office in London to support sales in Europe. International operations and sales of the Company may be subject to political and economic risks, including political instability, currency controls, exchange rate fluctuations (which, in the event of a decrease in value of foreign currency to the dollar can significantly affect the affordability of the Company's products overseas), changes in import/export regulations, tariff and freight rates, longer accounts receivable collection patterns, changes in regional or worldwide economic or political conditions and natural disasters. Specifically, in the first quarter of fiscal 1998, the Company has entered into fewer hardware contracts in Asia than it anticipated. In addition, various forms of protectionist trade legislation have been proposed in the United States and certain other countries. Any resulting changes in current tariff structures or other trade and monetary policies could adversely affect the Company's international operations. Political and economic factors have been identified by the Company with respect to certain markets in which it competes. There can be no assurance that these factors will not result in customers of the Company defaulting on payments due to it, or in the reduction of potential purchases of their products. The Company does not engage in any hedging programs.

CURRENT TRENDS IN THE GLOBAL ECONOMY

  The Company's revenues and profitability are dependent on the strength of the national and international economies. In a recessionary environment, sales of the Company's products and products of other entertainment companies may be adversely affected. Theme parks and other out-of-home entertainment venues may also experience a downturn in sales which could reduce the funds available for capital improvements resulting in price and other concessions and discounts by the Company in order to maintain sales activity. Although the Company has not experienced a reduction in unit sales of its products to date, certain of its competitors have reported that the recent recession in the United States has had an adverse impact on their sales activity. Consequently, the Company is not able to predict to what extent, or for what period, a recessionary climate would adversely affect sales of its products.

DEPENDENCE ON SENIOR MANAGEMENT; RECENT CHANGES TO KEY PERSONNEL

  Since January 1995, all of the Company's executive officers and all except two members of the Company's Board have changed. Current executive officers are Roy Wright, Chairman of the Board and Chief Executive Officer, Bruce C. Hinckley, Executive Vice President, Chief Financial Officer and Secretary and Bill Battison, Executive Vice President. The recruitment, retention and motivation of skilled directors, executives, sales, technical and creative personnel and other employees are important to the operations of the Company. The Company's turnover in management personnel has placed, and could continue to place, a significant strain on Iwerks' management and other resources. In addition, there is competition for management and creative personnel in the industries in which the Company operates. There can be no assurance that the combined company will not encounter difficulties in recruiting and retaining qualified personnel in the future. Should any key executive officer cease to be affiliated with the Company before a qualified replacement is found, the Company's business could be materially adversely affected.

VOLATILITY OF STOCK PRICE

  The Company's stock price has been, and could continue to be, highly volatile. The market price of the Company's Common Stock has fluctuated substantially in recent periods. During the 1997 fiscal year and through October 3, 1997, the Company's market price has ranged from a low of $3 1/2, to a high of $10 3/8 per share. Future announcements concerning the Company or its competitors, quarterly variations in operating results, introduction of new products or changes in product pricing policies by the Company or its competitors and acquisition or loss of significant customers may affect or be perceived to affect the Company's operations, or changes in earnings estimates by analysts, among other factors, could cause the market price of the Company's Common Stock to fluctuate substantially. In addition, stock markets have experienced extreme price and volume volatility in recent years. This volatility has had a substantial effect on the market prices of securities of many smaller public companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock.

ENVIRONMENTAL MATTERS AND OTHER GOVERNMENTAL REGULATIONS

  Under various Federal, state and local environmental laws and regulations, a current or previous owner or occupant of real property may become liable for the costs of removal or remediation of hazardous substances at such real property. Such laws and regulations often impose liability without regard to fault. The Company leases its corporate headquarters and manufacturing facilities. The Company could be held liable for the costs of remedial actions with respect to hazardous substances on such properties under the terms of the governing lease and/or governing law. Although the Company has not been notified of, and is not otherwise aware of, any current environmental liability, claim or non-compliance, there can be no assurance that the Company will not be required to incur remediation or other costs in the future in connection with its leased properties. In addition, the Company's subcontractors and other third parties, with which it has contractual relations, are similarly subject to such laws.

EFFECT OF ANTI-TAKEOVER PROVISIONS

  The Company's Board has the authority to issue up to 1,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by the Company's stockholders. The rights of the holders of the Common Stock will be subject to, and may be adversely affected by, the rights of the holders of preferred stock. While the Company has no present intention to issue shares of preferred stock, such issuance, while providing desirable flexibility in connection with the possible acquisitions and other corporate purposes, could have the effect of delaying, deferring or preventing a change in control of the Company and entrenching existing management. In addition, such preferred stock may have other rights, including economic rights senior to the Company's Common Stock, and, as a result, the issuance thereof could have a material adverse effect on the market value of the Company's Common Stock.

  A number of provisions of the Company's' Certificate of Incorporation and By-Laws and the Delaware General Corporation Law ("DGCL") and regulations relating to matters of corporate governance, certain rights of Directors and the issuance of preferred stock without stockholder approval, may be deemed to have and may have the effect of making more difficult, and thereby discouraging, a merger, tender offer, proxy contest or assumption of control and change of incumbent management, even when stockholders other than Iwerks' principal stockholders consider such a transaction to be in their best interest.

  In addition, the Company has adopted a Stockholder Rights Plan (the "Rights Agreement"). Pursuant to the Rights Agreement each outstanding share of the Company's Common Stock has received one right entitling the holder to purchase 1/100th of a share of Series A Preferred Stock of the Company's for each share of the Company's Common Stock then held by such holder. Each right becomes exercisable upon certain triggering events related to an unsolicited takeover attempt of the Company.

PATENTS AND TRADEMARKS

  The Company has several United States and selected other countries' patents on various processes and elements related to film projection and ride simulation. The Company has registered its principal trademarks in the United States and selected other countries. While the Company's patents have not been challenged and the Company believes that its patents are valid, third parties could still challenge the patents and a court could determine that one or more of them are invalid. Declarations of invalidity, particularly of key patents, could adversely affect the marketability of the Company's products and services.

EMPLOYEES

  At August 22, 1997, the Company employed 170 persons, of whom 37 were employed in management, finance and administration, 24 were employed in sales and marketing, and 109 were employed in operations. Although the Company has not experienced difficulties in obtaining qualified personnel and anticipates that it will be able to continue to recruit qualified personnel for its operations, there can be no assurance that such personnel will be available when required. None of the Company's employees are represented by a collective bargaining agreement. The Company believes that its relations with its employees are good.

ITEM 2. PROPERTIES.
-------------------

     The Company maintains its principal facility in Burbank, California where it leases space under four separate leases on adjacent facilities consisting of 36,000, 23,460, 7,596 and 5,184 square feet each, expiring between September 30, 1999 and September 30, 2001. The Company leases the space for an aggregate lease payment of approximately $41,000 per month. The Company believes that its current facilities are adequate to meet its needs for the immediate future. If the Company's operations were to expand, the Company may require additional office, warehouse and manufacturing facilities. The Company believes that suitable facilities nearby the Company's principal facility in Burbank, California are generally available.

Item 3. Legal Proceedings.
--------------------------

     The Company is a party to various other actions arising in the ordinary course of business which, in the opinion of management, will not have a material adverse impact on the Company's financial condition; however, there can be no assurance that the Company will not become a party to other lawsuits in the future, and such lawsuits could potentially have a material adverse effect on the Company's financial condition and results of operations.


Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

     During the last quarter of the Registrant's fiscal year ended June 30, 1997, no matter was submitted to a vote of the security holders of the Registrant.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
-----------------------------------------------------------------------------

  The Company's Common Stock is listed for quotation on The NASDAQ National Market. The table below sets forth, for the calendar quarters indicated, the high and low closing sales prices per share as reported on The NASDAQ National Market for the Iwerks Common Stock.

                                                                 High            Low
Year Ended June 30, 1996                                         ----            ---
-------------------------------------

First Quarter                                                 $ 6 3/8            $ 4
Second Quarter                                                  6 7/8              4 5/8
Third Quarter                                                   8 1/4              6 1/8
Fourth Quarter                                                     12              6 15/16

Year Ended June 30, 1997
-------------------------------------
First Quarter                                                 $10 3/8            $ 6 3/8
Second Quarter                                                  7 1/4              4 5/8
Third Quarter                                                       6              4 1/4
Fourth Quarter                                                  5 1/4              3 11/16

Year Ended June 30, 1998
-------------------------------------
First Quarter                                                   5 5/8              3 1/2

          As of October 3, 1997, Iwerks had approximately 400 holders of record. No dividends have been declared or paid since incorporation. Iwerks currently intends to retain earnings for use in its business and does not anticipate paying any cash dividends on it's common stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------


                                                                        Year Ended June 30
                                                  -------------------------------------------------------------
                                                    1993      1994 (1)     1995 (1)        1996        1997 (2)
                                                  -------     -------      --------      -------       --------
                                                       (Dollars in Thousands Except Per Share Information)
OPERATIONS:
Total revenue                                     $32,239     $36,625      $ 44,975      $48,516       $ 39,584
Income from operations                              1,412      (8,522)      (13,893)       2,464        (10,573)
Net income (loss)                                 $ 1,247     $(8,055)     $(13,473)     $ 3,099       $ (9,956)

Net income (loss) per share                       $  0.18     $ (1.05)     $  (1.32)     $  0.26       $  (0.84)
Weighted average shares outstanding                 6,967       7,666        10,210       12,144         11,855

FINANCIAL POSITION (AT PERIOD END):
Cash, cash equivalents and short-term
  investments                                     $ 2,101     $26,526      $ 20,586      $25,281       $ 19,067

Total assets                                       25,386      81,235        71,626       72,926         64,529

Capital lease obligations and long-term
  debt                                              2,757       3,349         2,130        2,732          1,827

Stockholders' equity                                7,278      62,335        50,374       56,665         48,386

Total liabilities and stockholders' equity        $25,386     $81,235      $ 71,626      $72,926       $ 64,529

PER SHARE DATA:
Net book value per common share                   $  2.44     $  6.25      $   4.76      $  4.89       $   3.97
Common shares outstanding                           2,985       9,968        10,592       11,588         12,160


(1) Selected financial data includes Omni Films International, Inc. since the acquisition date of May 18, 1994.

(2) Net loss for 1997 includes the write down of $5.6 million ($0.47 loss per share) for the asset impairment of long lived assets for the portable ride simulation business and other fixed assets.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
--------------------- --------------------------------------------------
RESULTS OF OPERATIONS
---------------------

General
-------

     The Company is engaged in the business of designing, engineering, manufacturing, marketing and servicing specialty theatre systems which employ a variety of projection, show control, ride simulation and software technologies. The Company is currently in the business of: (a) selling and installing ride simulation attractions in specialty theatres, (b) selling and installing giant screen theatres (generally such theatres require projection technology which utilizes film sizes ranging between five perforations per frame by 70 millimeters (5/70) and fifteen perforations per frame by 70 millimeter (15/70)),
(c) licensing and distributing the films in its library to ride simulation theatres previously sold by the Company, (d) producing films in the 5/70, 8/70 and 15/70 film format for its film library as well as producing films in these formats for third parties, (e) investing in joint ventures by contributing its ride simulation technology, design and equipment and participating in the theatres profits, and (f) operating a fleet of 16 mobile ride simulation attractions which it owns. In addition, during March 1997, the Company acquired the technology and patents for a state-of-the-art movie projector which Iwerks uses to manufacture and sell projectors used primarily on theatres systems designed by Iwerks. The selling and installation of both ride simulation theatres and large screen theatres includes providing all or part of the design of such theatres, sale of the projector screens, show control systems, motion simulators and sound systems.

RECENT DEVELOPMENTS
------------------

     On March 4, 1997 two newly formed wholly-owned subsidiaries of Iwerks acquired all the stock of Pioneer in exchange for 299,101 shares of Iwerks Common Stock. Concurrently, the Company purchased a patent from a partnership related to Pioneer for approximately $1,114,000 in cash. These transactions were accounted for as a purchase with an aggregate purchase price of approximately $2,784,000 including acquisition costs. The aggregate purchase price of Pioneer in excess of the fair value of the identifiable assets of Pioneer at the date of acquisition was $1,536,000 which has been allocated to goodwill. The operations of Pioneer have been consolidated with the operations of the Company from March 4, 1997.

     On August 5, 1997 the Company and Showscan announced they signed a definitive agreement to merge. The combined company, which will bring together the two largest ride simulation companies, will be the largest provider of ride simulation entertainment attractions and software in the world.

     The transaction calls for each share of Showscan Common Stock to be converted into 0.85 of a share of Iwerks Common Stock. The Showscan Preferred Stock will be exchanged for Iwerks Common Stock at the 0.85 ratio on an as converted basis. Iwerks expects to issue approximately 5.62 million shares of Iwerks Common Stock in the Merger (excluding shares issuable upon exercise of outstanding Showscan options and warrants and the 8% Notes), resulting in an estimated transaction value of approximately $27.4 million (based upon a closing price of Iwerks Common Stock on The NASDAQ National Market on August 4, 1997 of $4.875 per share). The transaction will be accounted for as a pooling of interests, after which Showscan will become a wholly owned subsidiary of Iwerks.

     Consummation of the Merger is subject to approval by the stockholders of the Company and Showscan, as well as other customary closing conditions. If shareholder approval is not obtained or other closing conditions are not satisfied or if the parties mutually agree to terminate or modify the terms of the merger agreement, the transaction may not be consummated pursuant to the existing terms of the merger agreement, or at all. The stockholders' meetings are scheduled to take place in the fourth calendar quarter of 1997. The Company anticipates incurring approximately $6.3 million of transaction expenses related to the Merger in the first and second fiscal quarter of 1998. These include investment banking, legal, accounting, printing, severance, expenses for consolidation of facilities and other expenses, some of which will be incurred even if the Merger is not consummated. These factors plus the seasonality of the mobile simulation portion of the business and a reduction in hardware contracts in fiscal 1997 are expected to result in the combined company having losses in the first two quarters of fiscal 1998.

RESULTS OF OPERATIONS
---------------------

     The Company derives its revenues primarily from three sources: sales of hardware systems, owned and operated (primarily portable simulation theatres),
and licensing of films.   To a lesser extent, revenues are also earned from
service to existing theatre owners and production of films for third parties.


Revenues for the fiscal year ended June 30, 1995, 1996 and 1997 are analyzed in the following table (in thousands):

                                                                Fiscal Year Ended June 30
                                            ------------------------------------------------------------------------

                                               1995          %             1996          %           1997          %
                                               ----          -             ----          -           ----          -
            Hardware sales & service        $24,745        55%          $27,998        58%        $25,829        65%
            Owned and operated                9,279        21%           13,469        28%          8,072        20%
            Film licensing                    4,096         9%            4,800        10%          5,358        14%
            Film production and other         6,855        15%            2,249         4%            325         1%
                                            -------       ---           -------       ---         -------       ---

                                            $44,975       100%          $48,516       100%        $39,584       100%
                                            =======       ===           =======       ===         =======       ===

  Revenues on sales of theatre systems are recognized on the percentage-of-completion method over the life of the contract. Accordingly, the timing of shipment schedules as dictated by the customer can result in variability of quarterly revenues and earnings. The gross margin for each contract varies based upon pricing strategies, competitive conditions and product mix.

  Revenues from owned and operated (O & O) consist of portable ride simulation theatre revenues derived primarily from corporate sponsorship or ticket sales at state fairs, air shows, and similar events, as well as revenues derived from fixed site joint venture revenues which includes Iwerks's contractual share of the sites' revenues or profits as applicable. Admission revenues from the portable ride simulation theatres are subject to variability due to the seasonal nature of these events and are higher during the summer months. Sponsorship and contract revenues for the portable theatres are recognized ratably over the term of the contract.

  The Company typically licenses its film software under one year film license agreements. Revenues and related expenses are recognized at the beginning of the license period at which time the customer is billed the license fee and film is delivered to the customer.

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

  A significant portion of the Company's sales are made to customers located outside of the United States, primarily in Asia, Canada, Europe and South America. Revenues for the fiscal years ended June 30, 1995, 1996 and 1997 attributable to sales to these countries are analyzed in the following table (in thousands):

                                     Percentage of                     Percentage of                      Percentage of
                             1995    Total Revenue          1996       Total Revenue           1997       Total Revenue
                           -------   -------------        -------      -------------         -------      -------------
Asia                       $23,029        51.3%           $17,311           35.7%            $13,682           34.6%
South America                   47         0.1%               972            2.0%              5,375           13.6%
  (including Mexico)
Europe                       1,185         2.6%             4,409            9.1%              2,085            5.3%
Canada                         417         0.9%             1,131            2.3%                516            1.3%
                           -------   -------------        -------      -------------         -------      -------------
  Total Export Revenues    $24,678        54.9%           $23,823           49.1%            $21,658           54.7%

    Iwerks expects the percentage of international sales to total sales will not likely fluctuate significantly in the next twelve months. The Company maintains an office in Hong Kong to support sales to Asia. A sales office was opened in London, England in May 1997 to support its European sales. South American sales are supported out of the Sarasota, Florida office. International operations and sales may be subject to political and economic risks, including political instability, currency fluctuations, changes in import/export regulations, tariff and freight rates. In addition, various forms of protectionist trade legislation have been proposed in the United States and in certain other countries. Any resulting change in current tariff structures or other trade and monetary policies could adversely affect Iwerks' international operations. Political and economic factors have been identified by the Company with respect to certain markets in which it competes. There can be no assurance that these factors will not result in customers of the Company defaulting on payments due to Iwerks, or in the reduction of potential purchases of the Company's products. Typically, sales are denominated in United States dollars and are backed by letters of credit, which reduce the risks related to international sales.


COMPARISON OF YEAR ENDED JUNE 30, 1997 TO YEAR ENDED JUNE 30, 1996
-------------------------------------------------------------------

REVENUES

  Revenue for the fiscal year ended June 30, 1997 decreased $8.9 million or 18% from the fiscal year 1996 revenue. Owned and operated revenue decreased $5.4 million or 40%, primarily from the Company's 17 touring ride simulators (Reactors), due primarily to the loss of a major sponsor (AT&T Corp.)in the first quarter of fiscal 1997. In addition, fiscal 1996 revenue included a $2.5 million cancellation settlement for an event which was to be held at World Expo in Tokyo, Japan and there were no such cancellation revenue in fiscal 1997. During the remaining portion of the fiscal year the Company aggressively pursued new sponsorship opportunities and looked at other options to replace these revenues. The loss of the major sponsor, that utilized 5 of the Reactors throughout fiscal 1996, resulted in excess capacity between early Fall and late Spring of fiscal 1997. In June, 1997 one of the Reactors was sold to a customer in Korea and the Company continues to actively seek alternatives to increase the utilization of the remaining 16 Reactors. The $2.2 million reduction in hardware sales and service resulted from a reduced number of hardware contracts in fiscal 1997 compared with fiscal 1996. Film licensing revenue increased 12% from fiscal 1996 to fiscal 1997 due primarily to an increase in the number of theaters which license films. The decrease in film production and other was due to no films produced in fiscal 1997 compared to two films produced in fiscal 1996.

COST OF SALES

  Cost of sales primarily includes costs of theatre systems sold, expenses associated with operating portable ride simulation theatres, and costs associated with film production and licensing fees. The cost of theatre systems include the cost of components, customization, engineering, project management, assembly, system integration and installation. Also included are royalties payable to a former joint venture partner and estimated warranty expenses. The costs associated with film license fees primarily reflect amortization of film production costs over the lives of certain films and royalties paid to third parties. The cost of sales associated with operating portable ride simulation theatres include costs for personnel, depreciation and amortization, event fees, fuel, insurance and maintenance. The Company's results of operations may vary significantly from quarter to quarter depending on the timing of theatre system shipments, the mix of theatre system contracts, the completion of custom film sales, the amount of revenue attributable to portable ride simulation theatres and film licensing agreements.

  Cost of sales as a percentage of sales was 59% and 73% for the fiscal years ended June 30, 1996 and 1997, respectively.

  One of the primary reasons for the decrease in the gross margins between fiscal 1997 and 1996 was due to $1.5 million of charges to cost of sales made in the fourth quarter of fiscal 1997 due to changes in accounting estimates. These included additional film amortization expense on films which have not achieved their projected revenue ($746,000), additional reserve for disputes ($450,000), increased warranty reserve ($147,000) due to increased work performance on a contract, and a reduction of previously recognized earnings by $205,000 in connection with the cancellation of a contract. In addition, the costs related to the revenue received from the cancellation settlement of the Tokyo World Expo in 1996 were nominal resulting in an unusually high margin in fiscal 1996 which did not occur in fiscal 1997.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

  Selling, general and administrative expenses (SG&A) include personnel costs, trade shows and other promotional expenses, sales commissions, travel expenses, public relations costs, amortization of goodwill, professional fees and divisional administrative costs.

  Selling, general and administrative expenses were $17.4 million and $15.6 million, for the years ended June 30, 1996 and 1997, respectively.

  The $1.8 million reduction in selling, general and administrative expenses between fiscal 1997 and 1996 was due primarily to reduced employee related compensation ($2.3 million), legal and accounting expenses ($0.6 million) and travel and entertainment expenses ($0.6 million). These reductions were partially offset by an increase in the provision for doubtful accounts ($0.8 million), increased research and development expenditures ($0.4 million), increased accrued expenses related to a regulatory audit ($0.3 million) and expenses related to the proposed Merger ($0.2 million). (See Note 14 of Notes to Consolidated Financial Statements).

LOSS ON IMPAIRMENT OF ASSETS

  Due to the Company being unable to replace the major sponsorship revenue from AT&T Corp. for its portable simulation theatre business and the resulting excess capacity this generated during the winter months as described above in the "Revenue" section, the Company recognized a non-cash charge of $5.6 million in fiscal 1997 primarily for its portable simulation theatres in accordance with Financial Accounting Standards Board (FASB) release Number 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The loss was calculated as the excess of the carrying value of the portable simulation theatres assets over the estimated future discounted cash flow from these theatres during the next six fiscal years. (See Note 14 of Notes to Consolidated Financial Statements). The impairment occurred in the fourth quarter of fiscal 1997 as a result of disappointing results and an underutilization of Reactors during the quarter, sponsorship and general admission events below expectations, and the lack of significant sponsorship backlog as of June 30, 1997.

INTEREST INCOME & EXPENSE

  Interest income for fiscal 1996 and 1997 was $1.2 million and $1.1 million, respectively. The slight decrease from 1996 to 1997 resulted primarily from changes in the invested cash balances during the respective periods.

  Interest expense for fiscal 1996 and 1997 of $380,000 and $391,000 resulted primarily from financing costs on the portable ride simulation theatres.

INCOME TAXES
------------

The provisions to income taxes were $149,000 and $117,000 to the years ended June 30, 1996 and 1997, respectively. As the Company has significant net operating loss carry forwards, the income tax provisions are primarily for foreign taxes and state taxes.

NET INCOME (LOSS)
-----------------

The Company recorded net income of $3,099,000 in 1996, compared to a net loss of $9,956,000 in 1997 due to the reasons mentioned above.

Comparison of Year Ended June 30, 1996 to Year Ended June 30, 1995
------------------------------------------------------------------

REVENUES

   Revenue in fiscal 1996 increased compared with fiscal 1995 in all three primary revenue sources with a 13% increase in hardware, a 45% increase in owned and operated (especially from foreign sources) and a 17% increase in film and other software licensing. The revenue increase was partially offset by a decrease in film production. The Company had several custom film contracts in fiscal 1995 with no similar contracts in fiscal 1996.

   Owned and operated (O&O) revenues increased 45% from 1995 to 1996. In fiscal 1996, these revenues include foreign source revenues from Taiwan, Puerto Rico and Argentina. The fleet of touring ride simulation theatres grew from 12 at the close of fiscal 1995 to 17 early in fiscal 1996. Sponsorship events during fiscal year 1996 were primarily with one customer. Also, fiscal 1996 revenue included a $2.5 million cancellation settlement for an event as
mentioned previously.   Film licensing revenues increased 17% from 1995 to 1996
because of the increase in the number of film license agreements.

   Theatre hardware sales increased 13% from 1995 to 1996 on increased demand for the Company's theatre systems. Other revenues have various sources including exclusivity agreements, distribution rights, forfeited deposits and settlements on canceled contracts.

COST OF SALES

   The gross profit margin improved in fiscal 1996 compared to fiscal 1995 from 26% to 41% primarily because of the Company's focus on hardware profit margins as well as attention to pricing and improved margins in O&O, particularly in the portable theatre events where the margin was favorably impacted by cancellation fees associated with a canceled contract, which amounts were partially offset by costs incurred in anticipation of performance under the contract.

SELLING GENERAL AND ADMINISTRATIVE EXPENSES

   Selling General and Administrative Expenses were $25.8 million and $17.4 million for the fiscal years ended June 30, 1995 and 1996. The 32% decrease in Selling, General and Administrative expenses from 1995 to 1996 resulted primarily from reduction in administrative costs associated with the closure of the Sarasota, Florida facility ($2,900,000), and from the 1995 litigation costs ($2,600,000) and bad debt charges ($1,200,000), for which there were no comparable charges in 1996.

INTEREST INCOME AND EXPENSE

   Interest income for fiscal 1995 and 1996 was $1.0 million and $1.2 million, respectively. This increase resulted primarily from changes in the invested cash balances during the respective periods.

   Interest expense for fiscal 1995 and 1996 was $537,000 and $380,000, respectively. This decrease is directly related to the amount of outstanding debt during the years then ended.

INCOME TAXES
------------

The provisions for income taxes were $85,000 and $149,000 for the years ended June 30, 1995 and 1996, respectively. As the Company had significant net operating loss carry forwards, the income tax provisions are primarily for foreign taxes and state taxes.

NET INCOME (LOSS)
-----------------

The Company recorded a net loss of $13,473,000 in 1995, compared to net income of $3,099,000 in 1996 due to the reasons mentioned above.

SEASONALITY AND FLUCTUATING QUARTERLY RESULTS
---------------------------------------------

    The following tables set forth unaudited data regarding operations for each quarter of fiscal 1996 and 1997 and the percentage of the Company's revenue and expenses represented by each item of the respective quarter. This quarterly information has been prepared on the same basis as the annual consolidated financial statements and, in management's opinion, contains all adjustments necessary to fairly state the information set forth herein. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                    Fiscal 1996
                               -----------------------------------------------------
                                First         Second          Third          Fourth
    (Dollars in thousands)     Quarter        Quarter        Quarter         Quarter
-----------------------------  -------        -------        -------         -------
Revenue                        $10,096        $13,207        $13,825         $11,388
Cost of sales                    5,720          8,239          7,642           7,074
                               -------        -------        -------         -------
Gross Margin                     4,376          4,968          6,183           4,314
Selling, general and
   administrative                4,331          4,648          5,031           3,366
Loss on impairment of assets        --             --             --              --
Interest (income) expense, net     (96)          (284)          (226)           (177)
                               -------        -------        -------         -------
Income (loss) before provision
   for taxes                       141            604          1,378           1,125
Provision for taxes                 --             --             --             149
                               -------        -------        -------         -------
Net income (loss)              $   141        $  $604        $ 1,378         $   976
                               =======        =======        ========        ========

                                                    Fiscal 1997
                               -----------------------------------------------------
                                First         Second          Third          Fourth
   (Dollars in thousands)      Quarter        Quarter        Quarter         Quarter
-----------------------------  -------        -------        -------        --------
Revenue                        $ 9,594        $10,023        $11,042        $  8,924
Cost of sales                    6,236          6,955          7,335           8,422
                               -------        -------        -------        --------
Gross Margin                     3,358          3,068          3,707             502
Selling, general and
   administrative                3,381          3,322          3,582           5,338
Loss on impairment of assets        --             --             --           5,586
Interest (income) expense, net    (197)          (197)          (145)           (195)
                               -------        -------        -------        --------
Income (loss) before provision
   for taxes                       174            (57)           270         (10,226)
Provision for taxes                 --             --             --             117
                               -------        -------        -------        --------
Net income (loss)              $   174        $   (57)       $   270        $(10,343)
                               =======        ========       =======        ========


     The Company's operating results fluctuate from quarter to quarter as a result of the timing of theatre system shipments, the mix of theatre system contracts, the completion of custom film contracts and the amount of revenues from portable simulation theatre and film licensing agreements. Historically, the first and fourth fiscal quarters generates the lower quarterly revenue due to the seasonality of the portable simulation theater operations. Hardware sales will likely continue to experience inexplicable quarterly fluctuations as they are substantially dependent on the customers' varying delivery and installation requirements.

     Over the last eight quarters, certain events have caused unusual fluctuations. In fiscal 1996, selling, general and administrative expenses increased in the third quarter as performance compensation was accrued upon achieving a level of profitability, and revenues and profit margin were favorably impacted in the third quarter because of cancellation fees received in respect to a canceled contract. A significant portion of the Company's operating expenses are relatively fixed, and planned expenditures are primarily based upon forecasts. However, the sales cycle for the sale of a single attraction by the Company typically ranges between six and eighteen months. The Company has little control over the timing of customer purchases. In fiscal 1997, the fourth quarter was impacted by the charge for the asset impairments of $5.6 million as well as cost of sales expenses totaling $1.5 million for additional film amortization expense on films which have not achieved their projected revenue, additional reserve for disputes, increased warranty reserve and a reduction of previously recognized earnings in connection with the cancellation of a contract. Also Selling, General and Administrative expenses increased in the fourth quarter due to an increase to bad debt reserve due to accounts which were deemed uncollectible, a legal reserve that first arose in the fourth quarter, increased accrual due to a regulatory audit and increased expenses relating to the proposed merger. (See Note 14 of Notes to Consolidated Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Since its inception, the Company has financed its operations primarily from net proceeds from the private placement of $10.3 million in preferred stock, net proceeds of $47 million from the initial public offering of the Company's Common Stock in fiscal 1994, and cash flow from operations. The Company has also received cash in the amount of $5 million for the sale of certain distribution rights during the three fiscal years ending June 30, 1996 and proceeds from the financing of certain equipment purchases.

     The Company expects a significant portion (between 45% and 65%) of its sales in fiscal 1998 and 1999 will be from customers outside the United States, similar to the percentages of the past three fiscal years. Fluctuations in foreign currency in comparison to the U.S. dollar will make the Company's products either more or less costly to foreign customers than such sales have been in the past.

     In fiscal 1997, approximately $1.0 million was provided by operating activities. The Company's major investing activities included investments in joint ventures for $1.2 million, additions to film library of approximately $2.5 million, acquisition of Pioneer (see Note 3 of Notes to Consolidated Financial Statements) and related patent for $1.09 million, and purchase of property and equipment for $1.2 million. Financing activities included repayment of notes payable of $2.1 million.

     In fiscal 1996, approximately $3.7 million in cash was provided by operating activities, primarily from net income of $3.1 million, depreciation and amortization of $6.4 million, and a decrease in accounts receivable of $1.3 million. Offsetting these cash sources were increases in inventories and costs and estimated earnings in excess of billings on uncompleted contracts, and
decreases in accounts payable and accrued expenses of $4.2 million.   Iwerks'
major investing activities included the purchase of debt securities and to a lessor extent the purchases for property and equipment and additions to the film
library.   During fiscal 1996, the major financing activities were the repayment of notes payable and the $3,000,000 proceeds from the financing of five Reactors that were placed in service early in the fiscal year.

     At June 30, 1997, the Company had cash and short-term investments of approximately $19.0 million. In addition, the Company has a $5 million bank line of credit, none of which was drawn down at June 30, 1997. The Company anticipates that its acquisition activities, operating and investment activities in fiscal 1997 and beyond, including expected investments in O & O joint ventures will use cash and expects that its cash balance will decline. If the merger is consummated, it is anticipated that the transaction fees associated with the merger which effect cash would be approximately $5.3 million. In addition, the Company entered into an agreement to purchase three camera systems at a cost of $1.8 million. However, the Company believes that its existing cash balances, the proceeds of the debt securities it owns as they mature, financing available from the Company's $5 million unused line of credit, and cash flow from operations will be sufficient to meet its cash requirements through fiscal 1998, after which time it may be required to raise additional cash through the sale of equity or debt securities, lease financing or other borrowings. In addition, to the extent Iwerks experiences growth in the future, or its cash flow from operations is less than anticipated, the Company may be required to obtain additional sources of cash.

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

     In June 1997, the FASB issued Statement No. 130, Reporting Comprehensive Income. The Statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Statement applies to all enterprises that provide a full set of general purpose financial statements. The Statement becomes effective for all financial statements for fiscal years beginning after December 15, 1997, with earlier application permitted. Further, in June 1997, the FASB issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. The Statement changes the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports to shareholders. The proposal supersedes FASB Statement No. 14 on segments and does not apply to nonpublic enterprises or to not-for-profit organizations.
The Statement becomes effective for all financial statements for fiscal years beginning after December 15, 1997, with earlier adoption permitted. The Company has reviewed those Statements and does not believe that they will have a material impact on its financial statements and related disclosures.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
----------------------------------------------------

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Iwerks Entertainment, Inc.

We have audited the accompanying consolidated balance sheets of Iwerks Entertainment, Inc. as of June 30, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1997. Our audits also included the financial statements listed in the Index at Item 14(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Iwerks Entertainment, Inc. at June 30, 1996 and 1997 and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



Los Angeles, California                      Ernst & Young LLP
August 5, 1997

                          Iwerks Entertainment, Inc.

                          Consolidated Balance Sheets

                                    Assets

                                (in Thousands)

                                                                                                  June 30,
                                                                                         --------------------------
                                                                                          1996               1997
                                                                                         -------            -------
Current assets:
     Cash and cash equivalents                                                           $12,674             $3,608

     Short-term investments (Note 4)                                                       6,782             15,459

     Trade accounts receivable, net of allowance for doubtful                              4,808              5,447
       accounts (Note 1)

     Costs and estimated earnings in excess of billings on                                 5,583              6,339
       uncompleted contracts (Note 5)

     Inventories                                                                           2,798              3,835

     Other current assets                                                                    432                567
                                                                                         -------            -------
         Total current assets                                                             33,077             35,255

Investment in debt securities, excluding current portion                                   5,826                  -

Portable simulation theatres at cost, net of                                               9,084              4,018
         accumulated depreciation

Property and equipment at cost, net of                                                     3,519              2,920
         accumulated depreciation and amortization (Note 7)

Film inventory at cost, net of amortization (Note 1)                                       3,372              3,439

Goodwill, net amortization (Notes 1 and 3)                                                17,360             15,367

Other assets                                                                                 688              3,530
                                                                                         -------            -------
         Total assets                                                                    $72,926            $64,529
                                                                                         =======            =======

                            See accompanying notes.

                          Iwerks Entertainment, Inc.

                          Consolidated Balance Sheets
                     Liabilities and Stockholders' Equity

                     (In Thousands, Except Share Amounts)

                                                                                               June 30,
                                                                                      ---------------------------
                                                                                        1996               1997
                                                                                      --------           --------
Current liabilities:
     Accounts payable                                                                 $  2,815           $  3,435

     Accrued expenses                                                                    7,486              8,793

     Notes payable to related parties, (Note 8)                                            875                  -

     Notes payable, current portion (Note 9)                                               571                 81

     Billings in excess of costs and estimated                                           1,106                990
          earnings on uncompleted contracts (Note 5)

     Deferred revenue                                                                       61                278

     Capital leases, current portion (Note 12)                                             615                739
                                                                                      --------           --------

         Total current liabilities                                                      13,529             14,316

Notes payable, excluding current portion (Note 9)                                           81                  -

Capital lease obligations, excluding                                                     2,651              1,827
         current portion (Note 12)
                                                                                      --------           --------
         Total liabilities                                                              16,261             16,143

Commitments and contingencies (Note 12)

Stockholders equity (Note 11):

     Preferred stock, $0.01 par value, 1,000,000  authorized                                 -                  -
         none issued and outstanding

     Common stock, $.001 par value,  20,000,000 shares                                      56                 57
         authorized; 11,588,048 (1996) and 12,160,102 (1997)
         issued and outstanding

Paid-in capital                                                                         76,340             78,016
Deficit                                                                                (19,731)           (29,687)
                                                                                      --------           --------
     Total stockholders' equity                                                         56,665             48,386
                                                                                      --------           --------

         Total liabilities and stockholders' equity                                   $ 72,926           $ 64,529
                                                                                      ========           ========

                            See accompanying notes.

                          Iwerks Entertainment, Inc.

                     Consolidated Statements of Operations

               (Dollars in Thousands, Except Per Share Amounts)

                                                              Years ended
                                                               June 30,
                                                          ---------------------------------------------------------------------
                                                                   1995                        1996                      1997
                                                                 --------                     -------                  --------

Revenue                                                          $ 44,975                     $48,516                  $ 39,584

Cost of sales                                                      33,081                      28,675                    28,948
                                                                 --------                     -------                  --------

Gross margin                                                       11,894                      19,841                    10,636

Selling, general and administrative expenses                       25,788                      17,377                    15,623

Loss on impairment of assets                                            -                           -                     5,586
                                                                 --------                     -------                  --------

(Loss) income from operations                                     (13,894)                      2,464                   (10,573)

Interest income                                                     1,043                       1,164                     1,125

Interest expense                                                     (537)                       (380)                     (391)
                                                                 --------                     -------                  --------

(Loss) income before provision for income taxes                   (13,388)                      3,248                    (9,839)

Provision for income taxes (Note 10)                                   85                         149                       117
                                                                 --------                     -------                  --------

Net (loss) income                                                $(13,473)                    $ 3,099                  $ (9,956)
                                                                 ========                     =======                  ========

Net (loss) income per common share
                                                                 $  (1.32)                    $   .26                  $   (.84)
                                                                 ========                     =======                  ========

Weighted average shares outstanding                                10,210                      12,144                    11,855
                                                                 ========                     =======                  ========

                            See accompanying notes.

                          IWERKS ENTERTAINMENT, INC.
                Consolidated Statements of Stockholders' Equity
                                (in thousands)

                                                           Common Stock                                  Retained
                                                           --------------      Paid-in   Unearned stock  Earnings
                                                           Shares  Amount      capital    compensation   (deficit)       Total
                                                           ------  ------     ---------  --------------  --------       --------
Balance at June 30, 1994                                    9,968     $55       $72,031      $(395)      $ (9,357)      $ 62,334

Common stock options exercised (Note 11)                      309       -           192          -              -            192

Issuance of common stock in connection with the                                       -          -              -
minority interest acquisition of Iwerks
Touring Technologies, Inc. (Note 8)                           315       -         1,188          -              -          1,188

Amortization of unearned stock compensation                     -       -             -        132              -            132

Net (loss)                                                      -       -             -          -        (13,473)       (13,473)
                                                           ------     ---       -------      -----       --------       --------

Balance at June 30, 1995                                   10,592      55        73,411       (263)       (22,830)        50,373
                                                           ------     ---       -------      -----       --------       --------

Issuance of common stock in connection with the                75       -         1,600          -              -          1,600
class action settlement (Note 16)

Common stock options and warrants exercised  (Note 11)        961       1         1,579          -              -          1,580

Retirement of common stock                                    (40)      -          (250)         -              -           (250)

Amortization of unearned stock compensation                     -       -             -        263              -            263

Net income                                                      -       -             -          -          3,099          3,099
                                                           ------     ---       -------      -----       --------       --------

Balance at June 30, 1996                                   11,588      56        76,340          -        (19,731)        56,665
                                                           ------     ---       -------      -----       --------       --------

Common stock issued in connection with the Purchase of        299       1         1,200                                    1,201
Pioneer (Note 3)

Common stock options and warrants exercised (Note 11)         273       -           476                                      476
Net (loss)                                                                                                 (9,956)        (9,956)
                                                           ------     ---       -------      -----       --------       --------
Balance at June 30, 1997                                   12,160     $57       $78,016      $           $(29,687)      $ 48,386
                                                           ======     ===       =======      =====       ========       ========

                                      See accompanying notes.

                          IWERKS ENTERTAINMENT, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                    Year ended June 30,
                                                                    -------------------------------------------------
                                                                      1995                  1996                1997
                                                                    --------               -------            -------
OPERATING ACTIVITIES
Net (loss) income                                                   $(13,473)              $ 3,099            $(9,956)
Adjustments to reconcile net (loss) income
  to net cash provided by operating activities:
    Loss (income) from limited partnership                               101                   (46)               (21)
    Depreciation and amortization                                      6,033                 6,438              6,279
    Write-down of assets to net realizable value                       2,492                     -              5,587
    Write-down of film inventory to net realizable value               3,507                     -                  -
    Changes in operating assets and liabilities:
        Trade accounts receivable, net                                (1,530)                1,282               (639)
        Costs and estimated earnings in excess of
           billings on uncompleted contracts                           1,201                (2,772)              (637)
        Inventories                                                      862                  (656)            (1,012)
        Other current assets                                             675                   458               (131)
        Accounts payable and accrued expenses                          6,470                  (775)             1,389
        Billings in excess of costs and estimated
           earnings on uncompleted contracts                              29                (1,424)              (116)
        Deferred revenue                                              (1,486)               (1,873)               217
                                                                    --------               -------            -------
           Net cash provided by operating activities                   4,881                 3,731                960

INVESTING ACTIVITIES
Investment in limited partnership and joint ventures                    (218)                    -             (1,162)
Investment in portable simulation theatres and patents                (3,628)                 (184)              (108)
Purchases of property and equipment                                   (1,223)                 (312)            (1,247)
Additions to film inventory                                           (2,624)                 (790)            (2,548)
Investment in debt securities                                          3,214                 2,247             (2,851)
Purchase of minority interest in ITT, net of common stock issued      (2,646)                    -                  -
Purchase of Pioneer and acquisition of related patent
   net of cash acquired and stock issued                                   -                     -             (1,088)
Proceeds from sale of portable simulation unit                             -                     -              1,184
                                                                    --------               -------            -------
        Net cash (used in) provided by investing activities           (7,125)                  961             (7,820)

FINANCING ACTIVITIES
Proceeds from issuance of debt                                         1,365                     -                  -
Proceeds from captial lease                                                -                 3,000                  -
Repayment of Notes payable to related parties                           (399)                 (372)              (875)
Repayment of Notes payable                                            (1,651)               (1,819)              (571)
Payments on capital leases                                              (121)                 (129)              (700)
Exercise of stock options and warrants                                   192                 1,580                476
Retirement of common stock                                                 -                  (250)                 -
Other                                                                    131                   241               (536)
                                                                    --------               -------            -------
        Net cash provided by (used in) financing activities             (483)                2,251             (2,206)
                                                                    --------               -------            -------
Net increase (decrease) in cash                                       (2,727)                6,943             (9,066)
Cash and cash equivalents at beginning of year                         8,458                 5,731             12,674
                                                                    --------               -------            -------
Cash and cash equivalents at end of year                            $  5,731               $12,674            $ 3,608
                                                                    ========               =======            =======

Supplemental disclosures of cash flow information (in thousands):

                                               Year ended June 30,
                                           ----------------------------
                                           1995          1996      1997
                                           -----         ----      ----
Cash paid during the year for:
   Interest, net of amount capitalized     $ 386         $ 419     $ 411
                                           =====         =====     =====
   Income taxes                            $  78         $  61     $  65
                                           =====         =====     =====

Supplemental disclosures of non-cash  investing and financing activities -

In 1997, the Company purchased patents, other assets and all the outstanding common stock of the Pioneer related entities for cash and Iwerks common stock. The Common Stock issued was valued at $1.2 million (see Note 3).

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

In 1995, the Company acquired the minority interest of Iwerks Touring Technologies, Inc. for $1,400,000, in exchange for Company Common Stock valued at $360,000 and cash.

                            (See accompanying notes)

                          IWERKS ENTERTAINMENT, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       CONSOLIDATION AND BASIS OF PRESENTATION - Iwerks is a Delaware corporation. Iwerks designs, manufactures, installs and services high resolution, proprietary motion picture theatre attractions. Iwerks' attractions are built around a variety of theatre systems, including fixed and portable simulators, giant screen theaters, and 3D theatres and the licensing of the related software.

       Iwerks operates in one business segment, the manufacture, distribution and operation of entertainment and educational hardware and software.

       The financial statements consolidate the accounts of Iwerks and its wholly owned subsidiaries. All significant intercompany amounts and transactions have been eliminated in consolidation.

       Certain reclassifications were made to the financial statements for the year ended June 30, 1996 and 1995 in order to conform to the fiscal 1997 presentation.

       Revenue and Cost Recognition - Revenue from fixed-price-contracts are recognized on the percentage-of-completion method, measured by the ratio of percentage of labor hours incurred to date to estimated total labor hours for each contract. Management considers expended labor hours to be the best available measure of progress on such contracts. A contract is considered substantially complete upon delivery and acceptance of the product by the customer. These contracts average six to eighteen months in duration.

       Iwerks also earns revenues for the production of films for outside parties. Iwerks recognizes revenue from such projects when the film is complete and has been accepted by the customer.

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

       Iwerks provides a warranty for contracts generally for a period of twelve months. Such warranty costs are included in cost of sales. The warranty accrual as of June 30, 1996 and 1997 was $1,113,000, and $1,205,000,
  respectively, and are included in accrued expenses in the accompanying consolidated balance sheet.

       Iwerks performs a quarterly review of uncompleted contracts. Changes in estimates are reflected in the period of the change. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

       Iwerks generally licenses films at agreed-upon minimum amounts. Revenues from film licenses are recognized when the license period begins and the programming is available pursuant to the terms of the license agreement.

       TRADE ACCOUNTS RECEIVABLE primarily consists of amounts due on contracts. Allowance for doubtful accounts was $293,000 in 1996 and $1,111,000 in 1997.

       INVENTORIES consist primarily of simulation system equipment components and are stated at the lower of cost or market on an average cost basis.

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


       Film inventory is comprised of the following (in thousands):

                                                      June 30,
                                           ------------------------------
                                             1996                  1997
                                           --------              --------
Films released                             $ 13,623              $ 15,204
Films in process and development                722                 1,639
                                           --------              --------
  Total                                      14,345                16,843
Less accumulated amortization               (10,973)              (13,404)
                                           --------              --------
                                           $  3,372              $  3,439
                                           ========              ========

       Iwerks estimates that all of its unamortized released film cost will be amortized over the next three years.

  PORTABLE SIMULATION THEATRES -  Sixteen portable simulation theatres are in
  operation at June 30, 1997.   Revenues from ticket sales are recorded at the
  time collected and fees from leasing of these simulators are recognized over the related lease periods. Depreciation on the portable simulation theatres is computed using the straight line method over the estimated useful lives of the related assets, which range from seven to ten years. Accumulated depreciation was $3,070,000 in 1996 and $4,327,000 in 1997 (see Note 14).

  DEPRECIATION AND AMORTIZATION OF PROPERTY AND EQUIPMENT is computed using the straight line method over the estimated useful lives of the assets, which range from three to ten years. Leasehold improvements are amortized over five years or the term of the lease, whichever is shorter.

  GOODWILL (excess purchase price and liabilities assumed over the fair market value of assets acquired) primarily resulted from the acquisition of Omni and is being amortized over thirty years using the straight line method. The remaining goodwill relates to the acquisition of Pioneer Marketing Corporation and a related company (collectively referred to as "Pioneer") and prior acquisitions and is being amortized over 16 to 25 years (see Note 3). Goodwill is reviewed periodically to determine if the facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based upon discounted cash flows of the acquired business over the remaining amortization period, then the carrying value of the related goodwill will be reduced by the estimated shortfalls of cash flows. (See Note 14). Accumulated amortization was $1,892,000 in 1996 and $2,737,000 in 1997.

  OTHER ASSETS - Patents are stated at cost, and are being amortized using the straight line method between 10 and 25 years. Iwerks acquired a patent in fiscal 1997 in connection with the Pioneer acquisition in the amount of $1,094,000, and a covenant not to compete in the amount of $50,000 (see Note
  3). Accumulated amortization was $283,000 in 1996 and $329,000 in 1997. The Company has entered into joint venture arrangements whereby the Company contributes ride simulation theater equipment and the joint venture partner contributes site improvements. The Company receives film licensing fees and cash flow income is split between the joint venture partners. The Company's investment in the joint ventures is depreciated over 5 years.

  ACCRUED EXPENSES - The Company provides for commission and applicable royalties on revenue recognition in connection with such agreements. The commission accrual as of June 30, 1996 and 1997 was $1,074,000 and $1,683,000, respectively, and the royalty accrual as of June 30, 1996 and 1997 was $871,000 and $2,285,000, respectively. These amounts are included in accrued expenses in the accompanying consolidated balance sheets.

       The Company had legal accruals as of June 30, 1996 and 1997 in the amounts of $209,000 and $671,000, respectively. The Company also had compensation accruals in the amount of $950,000 and $250,000 as of June 30, 1996 and 1997, respectively. These amounts are included in accrued expenses in the accompanying consolidated balance sheets.

  DEFERRED REVENUE represents advance payments received for rental of portable theatre systems and theater service contracts and are recognized as revenue over the life of the respective agreements.

  RESEARCH AND DEVELOPMENT COSTS are incurred in the design, construction and testing of prototype systems and are charged to expense when incurred. The research and development expenses amounted to $848,000, $358,000 and $726,000 for the years ended June 30, 1995, 1996 and 1997, respectively.

  INCOME TAXES - The Company has applied Statement of Financial Accounting Standards No. 109, (Accounting for Income Taxes), which utilizes the liability method. Deferred income taxes under the liability method arise primarily from the difference between the timing of recognition of certain revenue and expense items for financial reporting and income tax purposes.

  CASH AND CASH EQUIVALENTS - The Company places its temporary cash investments with one high quality financial institution. The investments mature within 30 to 90 days and therefore are subject to limited risk.

  CONCENTRATION OF CREDIT RISK - The Company conducts ongoing credit evaluations of all customers and believes the credit risk from its customers is minimal.

  QUALIFIED 401k PLAN - The Company has a Defined Contribution 401k Plan ("Plan") for all of its eligible employees. Under the Plan, each employee who has attained the age of eighteen and who has completed three months of service with the Company is eligible to become a participant. Under the Plan, each participant is permitted to make tax deferred voluntary contributions of an amount not to exceed the lessor of 15% of his or her respective compensation and the applicable statutory limitation. Effective July 1997, the Company began making matching contributions not to exceed 3% of participants salaries to the Plan.

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

  2.  RESTRUCTURING CHARGES

       During the third quarter of fiscal 1995 Iwerks approved a restructuring plan for the closure of its Sarasota, Florida ("Sarasota") manufacturing facility. The restructuring plan consolidated the manufacturing operations into one facility at Iwerks' corporate headquarters in Burbank, California. The Company provided $1,027,000 for this restructuring plan, which is included in selling, general and administrative expenses in the 1995 statement of operations. The major components of the charge include a combination of cash outlays for severance payments and lease cancellations of approximately $500,000 and non-cash charges relating to the write-off of certain property and equipment at the Sarasota facility.

       The restructuring plan was executed over the period from April 1995 to November 1995. Since the operations of the Sarasota facility have been incorporated into Iwerks' Burbank facility, there was no effect on revenues or net operating income other than the costs associated with the restructuring.

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

  3.  ACQUISITION OF PIONEER

       On March 4, 1997 two newly formed wholly-owned subsidiaries of the Company acquired all the stock of Pioneer in exchange for 299,101 shares of Iwerks Common Stock. Concurrently, the Company purchased a patent from a partnership related to Pioneer for approximately $1,114,000 in cash. These transactions were accounted for as a purchase with an aggregate purchase price of approximately $2,784,000 including acquisition costs. The aggregate purchase price of Pioneer in excess of the fair value of the identifiable assets of Pioneer at the date of acquisition was $1,536,000 which has been allocated to goodwill. The operations of Pioneer have been consolidated with the operations of the Company from March 4, 1997.

       Unaudited pro forma combined statements of operations for the years ended June 30, 1997 and 1996, which would combine the results of operations of the Company and Pioneer are not presented herein as such information is not material to the combined results of operations.

       Pioneer is in the business of designing and manufacturing motion picture projectors.

  4.  SHORT-TERM INVESTMENTS

       The carrying amounts of the Company's investments in debt securities at June 30, 1996 and 1997 (maturing from 1-6 months) are as follows (in thousands):

                                                       Carrying Amount
                                                    ------------------------
Security                                             1996              1997
--------                                            -------          -------
U.S. Treasury Notes                                 $11,076          $ 8,542
FNMA Discount Notes                                   1,532            1,532
Banker's Acceptances                                      -            5,385
                                                    -------          -------
   Total                                             12,608           15,459
Less current portion                                  6,782                -
                                                    -------          -------
                                                    $ 5,826          $15,459
                                                    =======          =======



  The principal amount, cost and fair value are not materially different than the carrying amount as shown above. Realized gains or losses from debt securities sold during the year ended June 30, 1996 and 1997 were not material. The proceeds from sales of available for sale securities for the years ended 1996 and 1997 was $24,518,000 and $5,369,000 respectively. The basis on which cost was determined on calculating gains and losses was the specific identification method.

  In fiscal 1996, in accordance with the Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities (Special Report - November 1995), Iwerks reassessed the classification of its investments in debt securities under Statement 115. In light of this reassessment, Iwerks reclassed its entire investment in debt securities from held to maturity to available-for-sale. The realized and unrealized gain and
  loss at the date of transfer was not material.   Investments in debt
  securities at June 30, 1996 and 1997 are classified as available-for-sale, and the unrealized gains and losses, net of tax, were not material for any year presented.

  5.  BILLINGS IN EXCESS OF COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED
  CONTRACTS

       Billings in excess of costs and estimated earnings on uncompleted contracts at June 30, 1996 and 1997 consist of the following (in thousands):

                                                   1996                1997
                                             -------------      --------------
Costs incurred on uncompleted contracts           $ 14,156            $ 17,684
Estimated earnings                                  13,912              15,513
                                             -------------      --------------
                                                    28,068              33,197
                                                   (23,591)            (27,848)
                                             -------------      --------------
Less billings to date                             $  4,477            $  5,349
                                             =============      ==============



       Such costs are included in the accompanying balance sheets at June 30, 1996 and 1997 under the following captions (in thousands):

                                                    1996                   1997
                                              -------------          -------------
Costs and estimated earnings in excess of           $ 5,583                 $6,339
   billings on umcompleted contracts
Billings in excess of costs and estimated            (1,106)                  (990)
   earnings on uncompleted contracts
                                              -------------          -------------
                                                    $ 4,477                 $5,349
                                              =============          =============



  6.  NET (LOSS) INCOME PER COMMON SHARE

       The net (loss) income per share for the years presented are based on the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consisting of outstanding stock options and warrants have been included in the calculation to the extent they are dilutive. Fully diluted amounts do not materially differ from the amounts presented herein.

       In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, Earnings Per Share, which is effective for annual and interim financial statements issued for periods ending after December 15, 1997 and early adoption is not permitted. When adopted, the statement requires restatement of prior years' earnings loss per share ("EPS"). SFAS No. 128 was issued to simplify the standards for calculating EPS previously found in APB No. 15, Earnings Per Share. SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS. The new rules also require dual presentation of basic and diluted EPS on the face of the statement of operations for companies with a complex capital structure. For the Company, basic EPS will exclude the dilutive effects of stock options and warrants. Diluted EPS for Iwerks will reflect all potential dilutive securities. Under the provisions of FAS 128, basic EPS would have been ($1.32), $.28, and ($.84) for the years ended June 30 1995, 1996 and 1997 respectively. Diluted EPS would have been the same as the reported amounts.

  7.  PROPERTY AND EQUIPMENT

       Property and equipment, at cost, are summarized as follows at June 30, 1996, and 1997 (in thousands):

                                                       1996        1997
                                                     -------     -------
          Office equipment, furniture and fixtures   $ 2,076     $ 2,120
          Operating equipment                          1,809       1,417
          Film production equipment                    2,106       2,346
          Demonstration theatres                       2,474       2,878
          Leasehold improvements                       1,269       1,279
                                                     -------     -------
            Total                                      9,734      10,040
          Less accumulated depreciation               (6,215)     (7,120)
                                                     -------     -------
                                                     $ 3,519     $ 2,920
                                                     =======     =======

       Certain transportation and computer equipment aggregating $3,711,000 at June 30, 1996 and 1997 were recorded under capital lease agreements. Accumulated depreciation on this equipment was $566,000 and $ 1,018,000 at June 30, 1996 and 1997, respectively.

       Depreciation expense amounted to $3,368,000, $3,113,000 and $3,038,000 for the years ended June 30, 1995, 1996 and 1997, respectively, including amounts related to assets under capital leases.


  8.  NOTES TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

       At June 30, 1996, notes payable to related parties consisted of promissory notes due stockholders, interest at 10%, due semiannually over 5 years with remaining principal and accrued interest on October 1, 1996; collateralized by portable simulation equipment. The balance as of June 30,
  1996 was $875,000.   The Company had no notes payable to related parties at
  June 30, 1997.

       In connection with the promissory notes due stockholders at June 30, 1996, the stockholders were granted 29,433 warrants at an exercise price of $.01 per share that expire in 2002. The aggregate difference between the fair market value and the exercise price of the warrants was $44,000 and such amount was recorded as paid in capital.

       During 1993, Itochu Corporation ("Itochu"), a stockholder, agreed to pay the Company $5 million primarily for the right to become the Company's exclusive distributor for a three year term in Asia for its Cinetropolis concept. Cinetropolis is a location based entertainment attraction utilizing multiple Iwerks products combined with food and beverage, retail and other entertainment in a stand-alone 35,000 to 60,000 square foot facility. The $5 million was recorded in deferred revenue and has been amortized over the three year exclusivity period. In addition, Itochu became a nonexclusive agent for Iwerks' other products for seven years. Itochu earns sales commissions on collections from customers on any theatre systems and related software sold by Itochu or its agents. During the years ended June 30, 1995, 1996 and 1997, $281,000, $610,000, and $489,000, respectively, was paid to Itochu in connection with this arrangement.

       In May 1994, for $1,600,000 and the issuance of 115,000 shares of Iwerks Common Stock valued at $828,000, the Company purchased a 10% minority interest in Iwerks Touring Technologies (ITT) from an employee, including amending a future bonus arrangement with that employee. The cash payment of $1,600,000 was made in July 1994. Of the 115,000 shares of Iwerks Common Stock issued, 23,014 shares became fully vested on July 1, 1994, with the remainder vested through December 31, 1995. Aggregate purchase price of the minority interest in excess of the fair value of the identifiable assets at the acquisition date was $2,428,000, of which $235,000 was attributable to the future bonus and was expensed in the fourth quarter of 1994 with the remaining balance being allocated to goodwill. In June 1995, for $1,040,000 and the issuance of 200,000 shares of Iwerks Common Stock valued at $360,000, the Company purchased the remaining 5% minority interest in ITT from the same employee. The cash payment of $1,040,000 was made in June 1995. Of the 200,000 shares of Iwerks Common Stock issued, 6,666 shares became fully vested on July 1, 1995, and the remainder vested through December 31, 1995. The aggregate purchase price of the minority interest was $1,400,000 which was allocated to goodwill. The goodwill related to the acquisition of the minority interest was written off in 1997 (see Note 14).

  9.  BANK LINE OF CREDIT

       During fiscal 1997, the Company maintained a $5 million bank line of credit which it did not draw upon during the fiscal year. Subsequent to June 30, 1997, the Company entered into a new revolving line of credit with a bank for $5 million which expires on October 30, 1998. Interest is at the bank's prime rate plus 1/4% or 3% in excess of the bank's LIBOR rate and is payable on or before October 30, 1998. The Company has agreed to pay a bank commitment fee of $10,000. The line of credit has covenants that include maintenance of minimum net worth and compliance with certain financial ratios. At August 5, 1997 no amounts have been borrowed under this line of credit.
  The line of credit is secured by all of the Company's assets.


  10.      INCOME TAXES


       Provision for income taxes for the three years ended June 30 consists of (in thousands):


                                                                       1995       1996       1997
                                                                     --------   --------   --------
Current:
 Federal                                                             $     -    $    47    $    40
 State                                                                     7         25         24
 Foreign                                                                  78         77         53
                                                                     -------    -------    -------
                                                                          85        149        117
Deferred:
 Federal                                                                   -          -          -
 State                                                                     -          -          -
                                                                     -------    -------    -------
                                                                     $    85    $   149    $   117
                                                                     =======    =======    =======

 The deferred tax asset at June 30  consists of (in thousands):

                                                                        1995       1996       1997
                                                                     -------    -------    -------

 Net operating loss                                                  $ 7,512    $ 7,298    $ 7,461
 Reserves                                                              2,056        512       (405)
 Asset impairment reserve                                                  -          -     (1,507)
 Deferred revenues                                                       774         24        (62)
 Film cost amortization                                                 (595)       875        785
 Other                                                                  (119)      (30 )         8
                                                                     -------    -------    -------
                                                                       9,628      8,679      6,280
   Valuation allowance                                                (9,628)    (8,679)    (6,280)
                                                                     -------    -------    -------
                                                                     $     -    $     -    $    -
                                                                     =======    =======    =======

 Reconciliation of effective rate of income taxes:

                                                                        1995       1996       1997
                                                                     -------    -------    -------
 Provision for income taxes at statutory
  federal rate of 35%                                                $(4,716)   $ 1,137    $(3,444)
 State and local taxes                                                     7         25         24
 Foreign taxes                                                            78         77         53
 Nondeductible items and
  nontaxable items                                                         -        399      1,019
 NOL benefit                                                               -     (1,489)         -
 Benefit of net operating loss
  not currently recognized                                             4,716          -      2,465
                                                                     -------    -------    -------
                                                                     $    85    $   149    $   117
                                                                     =======    =======    =======


       At June 30, 1997, Iwerks had available federal and state tax net operating loss carryforwards of approximately $18,650,000 and $7,720,000, respectively, expiring through 2012.

  11.  STOCK OPTIONS AND WARRANTS

       The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of Iwerks's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

       The Company has three stock incentive plans adopted in 1987, 1993, and 1994, respectively, (the "Plans") which provide for the granting to officers, directors, employees and consultants options to purchase shares of Iwerks Common Stock. In aggregate, 3,250,000 shares of Iwerks Common Stock are reserved for issuance under the Plans. In addition the Company has granted other options to purchase 100,000 shares of Iwerks Common Stock to certain officers and directors outside of the Plans. Options generally vest over a four-year period and expire in ten years.

       Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for fiscal year 1996 and 1997, respectively: risk-free interest rates of 5.74% and 6.36%; weighted-average expected life of the option of 4.64 years and 4.19 years; zero dividend yields; and a volatility factor of the expected market price of Iwerks' Common Stock of 51%.

       The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

       For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Given this method of amortization, the initial impact of applying FAS 123 on pro forma net income (loss) and pro forma earnings (loss) per share is not representative of the potential impact on pro forma amounts in future years when the effect of amortization from multiple awards would be reflected. The Company's pro forma information follows (in thousands except for per share information):


                                                          1996                       1997
                                                          ----                       ----
Pro forma net income (loss)                             $2,717                    $(10,685)

Pro forma net income (loss) per share                   $ 0.23                    $  (0.90)



       A summary of the Company's stock option activities and related information for the years ended June 30 are as follows:


                                                         Number of Shares             Weighted Average
                                                          (in thousands)               Exercise Price
                                                         -----------------            ----------------

Options outstanding July 1, 1994                              1,522                         $ 5.26
Options granted                                               1,049                           4.45
Options exercised                                              (309)                           .73
Options terminated                                             (554)                         11.54
Options exercisable at June 30, 1995                            651                         $ 2.08

Options outstanding July 1, 1995                              1,708                         $ 3.54
Options granted                                                 877                           5.23
Options exercised                                              (385)                          1.64
Options terminated                                             (274)                          6.46
Options exercisable at June 30, 1996                            604                         $ 3.07

Options outstanding July 1, 1996                              1,926                         $ 4.26
Options granted                                                 660                           5.54
Options exercised                                              (260)                          1.82
Options terminated                                             (425)                        $ 4.96

Options outstanding June 30, 1997                             1,901                         $ 4.88

The weighted-average fair value of options granted was $2.64 in fiscal year 1997 and $ 2.57 in fiscal year 1996.

The following table summarizes information about stock options outstanding at June 30, 1997:

                                              Options Outstanding                                 Options Exercisable
                                               Weighted  Average                                        Number
                       ---------------------------------------------------------------    ------------------------------------
                                                 Weighted Average
                       Number Outstanding at        Remaining                             Exercisable at
   Range of               June 30, 1997 in       Contractual Life     Weighted Average     June 30, 1997      Weighted Average
Exercise Prices              Thousands               in Years          Exercise Price      in Thousands        Exercise Prices
---------------              ---------               --------          --------------      ------------        ---------------
   $  .10-.74                     91                     4.3                 $ .43               91                 $ .43
   $3.00-3.69                    102                     8.1                 $3.03               48                 $3.00
   $4.00-5.88                  1,518                     8.5                 $4.96              525                 $4.87
   $6.63-7.56                    160                     7.8                 $6.95               24                 $7.50
   $9.00-9.75                     30                     8.0                 $9.37                8                 $9.37
                               -----                                                            ---
                               1,901                                                            696

     As of June 30, 1996, 580,593 shares were available for future grants under the Plans and outside the Plans, and as of June 30, 1997, 364,582 shares were available for future grants under the Plans and outside the Plans. As of June 30, 1997 Iwerks has reserved 2,265,751 shares of unissued Iwerks Common Stock for issuance upon exercise of options granted under the Plans and outside the Plans.

     At June 30, 1996 Iwerks had a total of 20,794 warrants outstanding to purchase Iwerks Common Stock at exercise prices ranging from $.01 to $7.30, exercisable through 2003. In 1997, warrants were exercised for 12,794 shares of Iwerks Common Stock at exercise prices ranging from $.01 to $1.25, leaving a remainder of 8,000 warrants exercisable at $7.30 per share through 2003. Additional warrants are expected to be issued in connection with the settlement of the class action law suits. (See Note 16.)

  12.  COMMITMENTS AND CONTINGENCIES

       The Company leases facilities under operating leases that expire through 2001. Leases that expire are expected to be renewed or replaced. Rental expense for the years ended June 30, 1995, 1996 and 1997 was approximately $869,000, $617,000 and $641,000, respectively.

       Future minimum lease payments under capital and operating leases at June 30, 1997 are as follows (in thousands):

                                          Capital    Operating
                                           leases     leases
                                          -------    ---------

   1998                                    $  984       $  539
   1999                                       963          427
   2000                                       867          240
   2001                                       236           60
   2002                                         -            -
                                           ------       ------
   Total minimum lease payments             3,050       $1,266
                                                        ======
   Less amount representing interest         (484)
                                           ------
                                           $2,566
                                           ======

       The Company has also from time to time, provided standby letters of credit to customers as performance bonds. The customers may draw on the letters of credit should Iwerks fail to perform under the terms of the contracts. There is currently one letter of credit outstanding totaling approximately $110,000.

       The Company entered into an agreement dated May 29, 1997 to design and manufacture three camera systems at a cost of $1.8 million.

  13.  SIGNIFICANT CUSTOMERS AND GEOGRAPHIC INFORMATION

       In 1996 and 1997, Iwerks had no customers who accounted for more than 10% of consolidated revenue. In 1995, the Company earned revenues from one significant customer of approximately $5,160,000 (11%).

       Export revenue by geographic area for the years ended June 30 consist of (in thousands):

                                  1995     1996     1997
                                -------  -------  -------

          Canada                $   417  $ 1,131  $   516
          Europe                  1,185    4,409    2,085
          Asia                   23,029   17,311   13,682
          South America              47      972    5,375
                                -------  -------  -------

          Total export revenue  $24,678  $23,823  $21,658
                                =======  =======  =======

  14.  Asset Impairment and Fourth Quarter Adjustments

       The fourth quarter of fiscal 1997 includes a non-cash charge of $5.6 million to record the impact of the adoption of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." This charge consisted primarily of a reduction in the carrying value of the portable simulation business (touring) to the net present value of the future cash flows expected from these assets. Of the charge, $1.8 million reduced Goodwill, and the balance reduced Iwerks' fixed assets. The Company lost AT&T as a major sponsor of the Reactor fleet in the first quarter of fiscal 1997. The loss of the major sponsor that utilized five of the Reactors throughout fiscal 1996 resulted in excess capacity between early fall and late spring of fiscal 1997. Since that time, and through the fourth quarter, the Company has aggressively pursued new sponsorship opportunities and other options to replace these revenues. The failure to consummate these opportunities prior to the end of the fiscal year and the lack of sponsorship backlog as of June 30, 1997 prompted the Company to take the charge under SFAS 121.

       Further, in the fourth quarter of fiscal 1997, certain events occurred which resulted in changes in accounting estimates. These include additional film amortization of $746,000 due to changes in revenue estimates; increased bad debt reserve by $557,000 due to an account which was deemed uncollectible, established a legal and dispute reserve of $850,000 for disputes that first arose in the fourth quarter; increased the warranty reserve by $147,000 due to increased work performed on a contract, increased accrued expenses by $320,000 due to a regulatory audit, reduced previously recognized earnings by $205,000 in connection with the cancellation of a contract, and incurred $250,000 of expenses relating to the proposed merger.

  15.  STOCKHOLDERS RIGHTS PLAN

       The Company has adopted a Stockholder Rights Plan (the "Agreement"). Pursuant to the Agreement each outstanding share of Iwerks' Common Stock has received one right entitling the holder to purchase 1/100th of a share of Series A Preferred Stock of Iwerks for each share of Iwerks Common Stock then held by such holder. Each right becomes exercisable upon certain triggering events related to an unsolicited takeover attempt of Iwerks.

  16.  LITIGATION

       In the fourth quarter of fiscal year ended 1996, the Company reached an agreement with the plaintiffs to settle all pending shareholder class action suits against the Company and certain of its officers and directors in the United States District Court of the Central District of California. The principal terms of the agreement called for the establishment of a settlement fund consisting of: (1) $1.75 million, to be paid by the Company's insurance carrier (with unclaimed amounts being returned to the carrier); and (2) 250,000 shares of Iwerks' Common Stock and 500,000 warrants to purchase Iwerks' Common Stock, to be issued by the Company (with unclaimed stock and warrants being returned to the Company). The warrants will be exercisable through July 2, 1999, and the exercise price has been set at $8.78 which is $2.00 below the average trading price of Iwerks' stock during the 30 day period following May 3, 1996. As of August 5, 1997, 75,000 shares and 150,000 warrants have been issued to counsel for the plaintiffs leaving a balance of 175,000 shares and 350,000 warrants to be claimed by the class. The Company will receive the proceeds from the exercise of the warrants if and when they are exercised. The Company took a charge against earnings of $1.7 million in the fourth quarter of fiscal 1995 to reflect the anticipated costs of the settlement. Further, there can be no assurance that others not included in the settlement will not file similar claims in the future.

       Fred Hollingsworth III, a former director of the Company and former chief executive officer and founder of Omni Films International, Inc., filed suit in 1996 against the Company and seven of its current or former officers and directors. In February, 1997 the Company and Mr. Hollingsworth reached an out-of-court settlement. The Company made a cash payment to Mr. Hollingsworth which the Company was reimbursed by its insurance carrier in the quarter ended June 30, 1997.

       There are no material legal proceedings to which the Company is a party other than ordinary routine litigation in the course of business. In the opinion of management, resolution of these matters will not have a material adverse impact on the Company's financial position or results of operations.

  17.  SUBSEQUENT EVENTS

       On August 5, 1997, Iwerks and Showscan announced that they signed a definitive agreement to merge. The combined company will bring together the two largest ride simulation companies and will be the largest provider of ride simulation entertainment attractions and software in the world.

       The transaction calls for each share of Showscan Common Stock to be converted into 0.85 of a share of Iwerks' Common Stock. Outstanding Showscan Preferred Stock will be exchanged for Iwerks' Common Stock at the 0.85 ratio on an as converted basis. Iwerks expects to issue approximately 5.62 million shares of Iwerks' Common Stock in the merger (plus shares issuable upon exercise of outstanding Showscan options, warrants and 8% Notes) resulting in an estimated transaction value of approximately $27.4 million (based upon a closing price of Iwerks' Common Stock on The NASDAQ National Market on August 4, 1997 of $4.875 per share). The transaction will be accounted for as a pooling of interests, after which Showscan will become a wholly owned subsidiary of the Company.

       Completion of the Merger is subject to approval by the stockholders of the Company and Showscan, as well as other customary closing conditions. If shareholder approval is not obtained or other closing conditions are not satisfied or if the parties mutually agree to terminate or modify the terms of the merger agreement, the transaction may not be consummated pursuant to the existing terms of the merger agreement, or at all. The stockholders' meetings are scheduled to take place in the second fiscal quarter ending December 31, 1997.

In August, 1997 the Company amended its Certificate of Incorporation to increase its authorized shares of Common Stock from 20,000,000 to 50,000,000.

Item 9.  Changes and Disagreements with Accountants on Accounting and Financial
-------------------------------------------------------------------------------
Disclosure.
----------

     None.
                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.
--------------------------------------------------------

     Information regarding directors and executive officers of the Company will appear in the Proxy Statement for the 1997 Annual Meeting of Stockholders, and is incorporated herein by this reference.

ITEM 11.  EXECUTIVE COMPENSATION.
--------------------------------

     Information regarding executive compensation will appear in the Proxy Statement for the 1997 Annual Meeting of Stockholders, and is incorporated herein by this reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
------------------------------------------------------------------------

     Information regarding security ownership of certain beneficial owners and management of the Company will appear in the Proxy Statement for the 1997 Annual Meeting of Stockholders, and is incorporated herein by this reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------

     Information regarding certain relationships and related transactions will appear in the Proxy Statement for the 1997 Annual Meeting of Stockholders, and is incorporated herein by this reference.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
---------------------------------------------------------------------------

(a)      FINANCIAL STATEMENTS:                              PAGE NUMBER
                                                            -----------

         Report of Independent Auditors                              28

         Consolidated Balance Sheets                              29-30
         June 30, 1996 and 1997

         Consolidated Statements of Operations                       31
         Years Ended June 30, 1995, 1996 and 1997

         Consolidated Statements of Stockholders'  Equity            32
         Years Ended June 30, 1995, 1996 and 1997


         Consolidated Statements of Cash Flows                    33-34
         Years Ended June 30, 1995, 1996 and 1997

         Notes to Consolidated Financial Statements               35-49

          FINANCIAL STATEMENT SCHEDULES:

     Schedule II - Valuation and Qualifying Accounts for the years ended June 30, 1995, 1996 and 1997.

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(B)  EXHIBITS:  See Exhibit List attached to this Annual Report on Form 10-K.

(C)  REPORTS ON FORM 8-K:

     During the last quarter of the Registrant's fiscal year which ended on June 30, 1997, there were no reports on Form 8-K.

SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    IWERKS ENTERTAINMENT, INC.
                                          (Registrant)

                                     By: /s/ Roy A. Wright
                                         ---------------------
                                         Roy A. Wright
                                         Chief Executive Officer

                                     Date:

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

           Signature                               Title                             Date
           ---------                               -----                             ----

   /s/ Roy A. Wright                    Chairman, President and CEO             October 7, 1997
-------------------------------        (Principal Executive Officer)
       Roy A. Wright


  /s/ Bruce C. Hinckley                  Executive Vice President               October 7, 1997
-------------------------------          Chief Financial Officer
      Bruce C. Hinckley                 (Principal Finance Officer)


  /s/ Jeffrey M. Dahl                    Vice President /Controller             October 7, 1997
-------------------------------         (Principal Accounting Officer)
      Jeffrey M. Dahl


   /s/ Donald W. Iwerks                 Vice Chairman of the Board              October 7, 1997
-------------------------------
       Donald W. Iwerks


   /s/ Dag Tellefsen                              Director                      October 7, 1997
-------------------------------
       Dag Tellefsen


   /s/ Gary J. Matus                              Director                      October 7, 1997
-------------------------------
       Gary J. Matus

                                                                     SCHEDULE II

                           IWERKS ENTERTAINMENT, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED JUNE 30, 1995, 1996 AND 1997

---------------------------------------

                                           Balance at
                                            beginning                                                               Balance at
Classification                              of year                 Additions                  Retirements         end of year
---------------------------------------   -------------         ------------------         ----------------    -----------------

For the year ended June 30, 1995
 Allowance for doubtful accounts              $  404,500               $  527,755                        -       $  932,255
 Accumulated film amortization                 2,304,298                6,376,804                        -        8,681,102
 Accumulated amortization of goodwill            241,026                  746,539                        -          987,565
 Accumulated amortization of patents              84,501                   70,158                        -          154,659
    and covenant not to compete


FOR THE YEAR ENDED JUNE 30, 1996
 Allowance for doubtful accounts              $   932,255                      -                 $ 639,265      $   292,990
 Accumulated film amortization                  8,681,102             $2,291,963                         -       10,973,065
 Accumulated amortization of goodwill             987,565                904,850                         -        1,892,415
 Accumulated amortization of patents              154,659                128,186                         -          282,845
    and covenant not to compete

FOR THE YEAR ENDED JUNE 30, 1997
 Allowance for doubtful accounts              $   292,990              $  843,495                $  25,171      $ 1,111,315
 Accumulated film amortization                 10,973,065               2,431,138                        -       13,404,203
 Accumulated amortization of goodwill           1,892,415                 937,022                    92,570       2,736,867
 Accumulated amortization of patents              282,845                  46,454                         -         329,299
     and covenant not to compete

--------------------------------------------------------------------------------
                               EXHIBIT INDEX
--------------------------------------------------------------------------------

    3.1   Certificate of Amendment of Certificate of Incorporation dated August
          1, 1997.
    3.2   Bylaws of Iwerks. ****
    4.1   Specimen Certificate evidencing Common Stock of Iwerks.*
    4.2   Warrant Agreement, dated January 29, 1991, by and between Iwerks and
          Baccarat Development Partnership.*
    4.3   Warrant Agreement, dated April 30, 1993, by and between Iwerks and
          Richard King International.*
    4.4   Warrant Agreement, dated November 12, 1992, by and between Iwerks and
          Baccarat Development Partnership.*
    4.5   Warrant Agreement, dated November 12, 1992, by and between Iwerks and
          Douglas Broyles.*
   10.1 Form of Indemnification Agreement and schedule of indemnified parties.*
   10.2   Dated January 23, 1991, by and between Iwerks and Ride and Show
          Engineering, Inc.*
   10.3   Amended and Restated 1987 Stock Option, Purchase and Appreciation
          Rights Plan of Iwerks.*
   10.4   Secured Promissory Note and Credit and Security Agreement, dated June
          30, 1993, by and among Iwerks, Iwerks Touring Technologies, Inc. and
          Meriken Nominees Limited as nominee for Glenwood Ventures IIA, L.P.*
   10.5   Secured Promissory Note and Credit and Security Agreement, dated July
          23, 1993, by and among Iwerks, Iwerks Touring Technologies, Inc., Doug
          Broyles and Baccarat Development Partnership.*
   10.6   1993 Stock Incentive Plan of Iwerks.*
   10.7   Lease for 4540 W. Valerio Street, Burbank, California 91505, dated May
          15, 1990, by and between Iwerks as lessee and Sheldon Plutsky as lessor.*
   10.8   Lease for 4520 Valerio Street, Burbank, California 91505, dated
          September 1, 1992, and the Amendment thereto, dated September 22,
          1992, by and between Iwerks as lessee and James E. McGraw as lessor.*
   10.9   Lease for 4535 W. Valerio Street, Burbank, California 91505, dated
          September 11, 1992, by and between Iwerks as lessee and R.C.
          Associates as lessor.*
  10.10   Lease for 4525 W. Valerio Street, Burbank, California 91505, dated
          March 24, 1994 by and between Iwerks as lessee and the Penney Family
          Trust as lessor.*****


   10.11   Financing Arrangement, dated June 29, 1993, by and among Iwerks,
           Iwerks Touring Technologies, Inc. and Heller Financial, Inc.*
   10.12   1994 Stock Incentive Plan of Iwerks Entertainment, Inc.****
   10.13 Agreement, dated as of June 30, 1996, by and between Iwerks and Donald Iwerks.*****
   10.14   Line of Credit- Agreement with Imperial Bank
   10.15   Lease Agreement - Matrix Funding Corporation*****
   10.16   Settlement Agreement and Release with Paula Douglass*****
    11.1   Earnings Per Share.
    22.1   Subsidiary List.****
    23.1   Consent of Independent Auditors - Ernst & Young LLP
    27.1   Exhibit 27.1 - Schedule of Financial Information

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

  *** Incorporated by reference from Registrants Annual Report on Form 10-K for the year ended June 30, 1994.

 **** Incorporated by reference from Registrants Annual Report on Form 10-K for the year ended June 30, 1995.

***** Incorporated by reference from Registrants Annual Report on Form 10-K for the year ended June 30, 1996.