Form 10-Q
period 1997-09-30
IWERKS ENTERTAINMENT INC
filed 1997-11-12
CIK 830404

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 1997



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
     Yes     X        No
         ----------      --------

       As of October 27, 1997, the Registrant had 12,160,600 shares of Common Stock, $.001 par value, issued and outstanding.


================================================================================

                           IWERKS ENTERTAINMENT, INC.

                                     INDEX




                                                                  Page
                                                                  ----
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
-----------------------------

Condensed Consolidated Balance Sheets as of September 30, 1997
and June 30, 1997                                                   3

Condensed Consolidated Statements of Operations for the Three
Months ended September 30, 1997 and 1996                            5

Condensed Consolidated Statements of Cash Flows for the Three
Months Ended September 30, 1997 and 1996                            6

Notes to the Condensed Consolidated Financial Statements            7

Item 2 - Management's Discussion and Analysis of
------------------------------------------------
       Financial Condition and Results of Operations               10
       ---------------------------------------------

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                         13
--------------------------

Item 6 - Exhibits and Reports on Form 8-K                          13
------------------------------------------

Signatures                                                         15


                          IWERKS ENTERTAINMENT, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                    ASSETS
                                (in thousands)

                                                                   September 30,               June 30,
                                                                       1997                      1997
                                                                   -------------            --------------
                                                                    (unaudited)               (audited)
Current assets:

   Cash and cash equivalents                                          $ 4,021                  $ 3,608

   Short-term investments                                              15,209                   15,459

   Trade accounts receivable, net of allowance
     for doubtful accounts                                              4,636                    5,447

   Costs and estimated earnings in excess of
     billings on uncompleted contracts                                  4,103                    6,339

   Inventories and other current assets                                 4,581                    4,402
                                                                   -------------            --------------

      Total current assets                                             32,550                   35,255


Portable simulation theaters at cost, net of
     accumulated depreciation                                           3,850                    4,018

Property and equipment at cost, net of
     accumulated depreciation                                           3,202                    2,920

Film inventory at cost, net of amortization                             4,442                    3,439

Goodwill, net of amortization                                          15,211                   15,367

Investment in joint ventures and other assets                           3,408                    3,530
                                                                   -------------            --------------

     Total assets                                                     $62,663                  $64,529
                                                                   =============            ==============

                            See accompanying notes.

                          IWERKS ENTERTAINMENT, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     (in thousands, except share amounts)


                                                           September 30,              June 30,
                                                               1997                     1997
                                                          --------------            -------------
                                                           (unaudited)                (audited)

Current liabilities:

   Accounts payable                                          $  2,059                   $  3,435

   Accrued expenses                                             8,073                      8,793

   Notes payable, current portion                                   -                         81

   Billings in excess of costs and estimated
     earnings on uncompleted contracts                          1,966                        990

   Deferred revenue                                               298                        278

   Capital leases, current portion                                693                        739
                                                          --------------              -------------

      Total current liabilities                                13,089                     14,316


Capital lease obligations, excluding current portion            1,694                      1,827

Stockholders' equity:

   Preferred stock, $.001 par value, 1,000,000
     authorized, none issued and outstanding                        -                          -

   Common stock, $.001 par value, 50,000,000
      authorized; issued and outstanding
     12,160,600 and 12,160,102, respectively                       57                         57

   Additional paid-in capital                                  78,016                     78,016

   Accumulated deficit                                        (30,193)                   (29,687)
                                                          --------------              -------------

Total stockholders' equity                                     47,880                     48,386
                                                          --------------              -------------

     Total liabilities and stockholders' equity              $ 62,663                   $ 64,529
                                                          ==============              =============

                            See accompanying notes.

                          IWERKS ENTERTAINMENT, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                    (in thousands except per share amounts)


                                                       For the three months ended
                                                              September 30,
                                                       --------------------------
                                                          1997            1996
                                                       -----------     -----------

Revenue                                                  $ 8,052         $ 9,594

Cost of sales                                              4,789           6,236
                                                       -----------     -----------

   Gross profit                                            3,263           3,358

Merger related expenses                                      313               -

Selling, general  and administrative expenses              3,605           3,381
                                                       -----------     -----------

   Loss from operations                                     (655)            (23)

Interest income                                              219             314

Interest expense                                             (70)           (117)
                                                       -----------     -----------

   Net (loss) income                                     $  (506)        $   174
                                                       ===========     ===========

   Net (loss) income per common share                    $ (0.04)        $  0.01
                                                       ===========     ===========

Weighted average shares outstanding                       12,160          12,556
                                                       ===========     ===========

                            See accompanying notes.

                          IWERKS ENTERTAINMENT, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                (in thousands)

                                                               For the three months ended
                                                                     September 30,
                                                              -----------------------------
                                                                 1997              1996
                                                              ----------        -----------
Operating Activities
Net income (loss)                                              $  (506)           $   174
Depreciation and amortization                                    1,251              1,462
Changes in operating assets and liabilities                      1,889             (2,542)
                                                              ----------        -----------

     Net cash provided (used) by operating activities            2,634               (906)
                                                              ----------        -----------

Investing Activities
Investment in joint ventures                                       (90)              (322)
Investment in portable simulation theaters                           -               (108)
Purchases of property and equipment                               (500)              (466)
Additions to film inventory                                     (1,621)              (367)
Investment in debt securities                                      250                142
                                                              ----------        -----------

     Net cash used in investing activities                      (1,961)            (1,121)

Financing Activities
Repayment of notes payable                                         (81)              (190)
Payments on capital leases                                        (179)              (139)
Exercise of stock options                                            -                241
Other                                                                -                 14
                                                              ----------        -----------

     Net cash used in financing activities                        (260)               (74)
                                                              ----------        -----------

Net increase (decrease) in cash                                    413             (2,101)

Cash and cash equivalents at beginning of period                 3,608             12,674
                                                              ----------        -----------

Cash and cash equivalents at end of period                     $ 4,021            $10,573
                                                              ----------        -----------

   Cash paid during the period for interest                    $    68            $   102
                                                              ==========        ===========

   Cash paid during the period for income taxes                $     8                  -
                                                              ==========        ===========

                            See accompanying notes.

                           IWERKS ENTERTAINMENT, INC.
              Notes to Condensed Consolidated Financial Statements
                                  (unaudited)


Note 1 - Introduction
---------------------

     The accompanying condensed consolidated financial statements of Iwerks Entertainment, Inc. (the "Company") have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 1997 and the results of its operations for the three months ended September 30, 1997 and 1996 and the cash flows for the three months ended September 30, 1997 and 1996 have been included. The results of operations for interim periods are not necessarily indicative of the results which may be realized for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's latest Annual Report on Form 10-K as filed with the SEC.


Note 2 - Income Taxes
---------------------

     At June 30, 1997, the Company had available federal and state tax net operating loss carryforwards of approximately $18,650,000 and $7,720,000, respectively expiring through 2012. As a result of these net operating losses, the Company's effective tax rate was negligible and consequently no income tax provision or benefit was recorded in either quarter presented.

Note 3 - Depreciation and Amortization
--------------------------------------

     Depreciation expense and amortization expense for goodwill and other is computed using the straight line method over the estimated useful lives of the assets. Film costs are amortized using the individual film forecast method.


                                               Three Month ended September 30,
                                               -------------------------------
                                                    1997             1996
                                                 ----------       ----------
        Depreciation on fixed assets             $  218,000       $  280,000
        Depreciation on touring equipment           168,000          367,000
        Amortization of film                        618,000          584,000
        Amortization of goodwill and other          247,000          231,000
                                                 ----------       ----------
        Total depreciation and amortization      $1,251,000       $1,462,000
                                                 ==========       ==========

Depreciation and amortization included in cost of sales was $796,000 and $964,000 for the quarter ended September 30, 1997 and 1996, respectively.


Note 4 - Net (Loss) Income Per Common Share:
-------------------------------------------

     The net (loss) income per share for the three month periods ended September 30, 1997 and 1996 are based on the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consisting of outstanding stock options and warrants have been included in the calculation to the extent they are dilutive. Fully diluted amounts for the three months ended September 30, 1997 and 1996 do not materially differ from the amounts presented herein.


     In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, Earnings Per Share, which is effective for annual and interim financial statements issued for periods ending after December 15, 1997 and early adoption is not permitted. When adopted, the statement will require restatement of prior years' earnings per share ("EPS"). SFAS No. 128 was issued to simplify the standards for calculating EPS previously found in APB No. 15, Earnings Per Share. SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS. The new rules also require dual presentation of basic and diluted EPS on the face of the statement of operations for companies with a complex capital structure. For the Company, basic EPS will exclude the dilutive effects of stock options and warrants. Diluted EPS for the Company will reflect all potential dilutive securities. Under the provisions of FAS 128, basic and diluted EPS would have been the same as the amounts reported herein.

Note 5 - Litigation
-------------------

     There are no material legal proceedings to which the Company is a defendant other than ordinary routine litigation in the course of business. In the opinion of management, resolution of these matters will not have a material adverse impact on the Company's financial position or results of operations.


Note 6 - Proposed Merger with Showscan Entertainment, Inc.
---------------------------------------------------------

     On August 5, 1997, Iwerks and Showscan Entertainment, Inc. (Showscan) announced that they signed a definitive agreement to merge. The combined company will bring together the two largest ride simulation companies and will be the largest provider of ride simulation entertainment attractions and software in the world.


     The transaction calls for each share of Showscan Common Stock to be converted into 0.85 of a share of Iwerks' Common Stock. Outstanding Showscan Preferred Stock will be exchanged for Iwerks' Common Stock at the 0.85 ratio on an as converted basis. Iwerks expects to issue approximately 5.62 million shares of Iwerks' Common Stock in the merger (plus shares issuable upon exercise of outstanding Showscan options, warrants and 8% Notes) resulting in an estimated transaction value of approximately $21.8 million at November 7, 1997 (based on closing price of Iwerks' Common Stock on the NASDAQ National Market of $3.875 per share) and $27.4 million at August 4, 1997 (the day prior to the merger announcement and based upon a closing price of Iwerks' Common Stock on The NASDAQ National Market on August 4, 1997 of $4.875 per share). The transaction will be accounted for as a pooling of interests, after which Showscan will become a wholly owned subsidiary of the Company.


     Completion of the Merger is subject to approval by the stockholders of the Company and Showscan, as well as other customary closing conditions. If shareholder approval is not obtained or other closing conditions are not satisfied or if the parties mutually agree to terminate or modify the terms of the merger agreement, the transaction may not be consummated pursuant to the existing terms of the merger agreement, or at all. The stockholders meetings are expected to occur in December 1997.


Note 7 - New Accounting Pronouncements
--------------------------------------

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

     For the three months ended September 30, 1997 Iwerks Entertainment, Inc. (the "Company") recorded revenues of $8,052,000 compared to $9,594,000 for the same period last year. For the three months ended September 30, 1997, the Company recorded a net loss of $(506,000) or $ (.04) per share compared to net income of $174,000 or $.01 per share for the same period last year.


Revenues
--------

     The Company derives its revenues primarily from the sale and service of hardware systems ("Hardware Sales and Service"), the operation of 16 mobile simulation theatres along with, to a lesser extent, the participation through joint ventures of fixed site theatres ("Owned and Operated") and the licensing of films ("Film licensing"). The following table presents summary information regarding revenues (amounts in thousands):


                                             Three Months ended September 30,
                                             --------------------------------
                                                  1997              1996
                                                 ------            ------
     Hardware Sales & Service                    $3,588            $5,116
     Owned and Operated                           3,179             3,331
     Film Licensing                               1,228             1,104
     Film Production and other                       57                43
                                                 ------            ------
            Total                                $8,052            $9,594
                                                 ======            ======

     Hardware sales and service revenue decreased by approximately $1.5 million as compared to the same period last year due to a decrease in simulation hardware sales of approximately $1.7 million partially offset by an increase in large format hardware sales of approximately $0.2 million. The Company announced that five new large format hardware contracts were signed during the three months ended September 30, 1997 totaling almost $9 million. The revenue from these recently signed large format contracts will be recognized in future periods through fiscal 2001. The Company has experienced a decline in the signing of new sales contracts in Asia, which may adversely impact simulation hardware revenue in future periods. Management believes this decline is primarily due to the recent devaluation of Asian currencies as compared to the U.S. dollar. All Company sales are contracted in U.S. dollars which puts customers at risk for long term contracts.

     The Owned and Operated (O&O) revenue includes sponsorship, contract and admission revenues from the Company's fleet of 16 mobile simulation theaters (Reactors), as well as revenues generated from the operations of joint ventures. The decrease in O & O revenue resulted from fewer sponsorship days in the three months ended September 30, 1997 compared with the first fiscal quarter of last year. The Company is actively seeking additional sponsors and evaluating other alternatives regarding Reactor operations. During the quarter ended September 30, 1997, the Company retained a sales and marketing firm to generate sponsorship revenue. If the Company is unable to obtain additional sponsors, O & O revenues will be adversely affected in future periods. As O & O revenues have historically been seasonal, a decline in admission revenues in the second and third fiscal quarters is expected compared with the first fiscal quarter.


     Film licensing revenue increased as a result of the increasing base of installed theaters that license the Company's film software.


Cost of sales and Gross Profit

     The overall gross profit margin percentages for the three months ended September 30, 1997 and 1996 were 40.5% and 35.0%, respectively. The increase in the gross profit margin was primarily due to an increase in hardware sales gross profit margins, particularly in the large format segment. The Company's costs associated with large format theatres have decreased due to the Company producing more 8 perforation 70 millimeter (8/70) format theatres as opposed to 15 perforation 70 millimeter format theatres in the current year as compared to the prior year. The Company typically has higher margins on 8/70 theatres.

Merger related expenses

     On August 5, 1997, Iwerks and Showscan announced an agreement to merge (see note 6 of Notes to Condensed Consolidated Financial Statements). The transaction will be accounted for as a pooling of interest, consequently all transaction related costs are to be expensed in the period incurred. During the quarter ended September 30, 1997 the Company incurred $313,000 of transaction expenses. The Company expects to incur additional transaction costs in future periods (regardless of whether the merger is consummated). If the merger is consummated, total transaction costs including $541,000 incurred through September 30, 1997, could exceed $6.5 million. Because a significant portion of these costs are expected to be incurred prior to December 31, 1997 the Company expects to record a loss in the second quarter. If the merger is not consummated, the Company expects to recognize transaction costs in the second quarter of approximately $1.0 million.

Selling, general and administrative expenses

     Selling, general and administrative expenses include, among other things, personnel costs, trade shows and other promotional expenses, sales commissions, travel expenses, public relation costs, outside consulting and professional fees, depreciation on fixed assets, amortization of goodwill, departmental administrative costs and research and development costs.

     Selling, general and administrative expenses for the quarter ended September 30, 1997 and 1996 were $3,605,000 and $3,381,000, respectively. The $224,000 increase resulted primarily from increases in research and development costs and insurance related costs.

Interest income and expense

     Interest income for the three months ended September 30, 1997 and 1996 was $219,000 and $314,000, respectively, and is derived from the Company's investments, primarily in U.S. Treasury Notes. The decrease in interest income resulted primarily from the decrease in the invested balances in the comparable periods.

     Interest expense for the three months ended September 30, 1997 and 1996 was $70,000 and $117,000, respectively, and is primarily lease financing costs on portable simulation theaters.

Liquidity and capital resources

     The Company's operating activities for the three months ended September 30, 1997 generated positive cash flow of $2,634,000. This was mainly due to the net loss of $506,000 offset by non-cash charges of $1,251,000 for depreciation and amortization along with changes in operating assets and liabilities of $1,889,000. Investing activities for the three months ended September 30, 1997 consisted primarily of investments in film inventory and purchases of property and equipment partially offset by investments in debt securities. Cash used in financing activities consisted primarily of payments for notes payable and capital leases.

     At September 30, 1997, the Company had cash and short-term investments of approximately $19.2 million. In addition, the Company maintains a bank line of credit in the amount of $5 million. At September 30, 1997 and 1996, there were no amounts outstanding on the line of credit. The Company anticipates that its investment activities, financing activities, along with the proposed merger related costs will use cash and expects that its cash balance will decline in Fiscal 1998. If the proposed merger with Showscan is consummated, it is anticipated that the transaction fees associated with the merger after September 30, 1997, which affect cash, would be approximately $5.5 million which would be offset by any cash received from Showscan as a result of the merger. However, with the existing cash balances and short-term investments in debt securities on hand at September 30, 1997, the Company believes that it has adequate liquidity to meet its cash requirements for at least the next twelve months, after which time it may be required to raise additional cash through the sale of equity or debt securities. In addition, to the extent the Company experiences growth in the future, or its cash flow from operations is less than anticipated, the Company may be required to obtain additional sources of cash.


Outlook and Risk Factors


     With the exception of the historical information, the matters discussed above include forward-looking statements that involve risks and uncertainties. Among the important factors that could cause actual results to differ materially from those indicated in the forward-looking statements include consummation of the Showscan merger, the successful integration of the two companies, the level of revenue, costs of sales and the ability of the Company to maintain pricing at a level to maintain gross profit margins, the level of selling, general and administrative costs, the performance by the Company under its existing purchase contracts and the ability to obtain new contracts, the success of the Company's film software, the success of the Company's owned and operating strategy, the effects of competition, the success of the Company's product development strategy, current trends in the global economy, the ability of the Company to find additional sponsors for its Reactors or alternative sources of revenue, the ability of the Company to identify and successfully negotiate arrangements with joint venture and other strategic partners, the effects of technological developments, general economic conditions and acts of God and other events outside the control of the Company.


PART II - OTHER INFORMATION

Item 1. Legal proceedings


     The Company is a party to various actions arising in the ordinary course of business which, in the opinion of management, will not have a material adverse impact on the Company's financial condition; however, there can be no assurance that the Company will not become a party to other lawsuits in the future, and such lawsuits could potentially have a material adverse effect on the Company's financial condition and results of operations.


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

    11.1  Earnings per share

    15.1  Auditors consent regarding unaudited Interim Financial Information

    27.1  Schedule of financial data

    99.1  Independent Accountants' Review Report


(b) Reports on Form 8-K filed during the quarter ended September 30, 1997:


     Reports on Form 8-K were filed August 7, 1997 with respect to events occurring on July 15, 1997 relating to a Shareholders Rights Agreement Amendment and on August 5, 1997 relating to two press releases announcing the proposed Showscan merger and announcing fourth quarter and fiscal 1997 results.

                                   SIGNATURES



     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Burbank, State of California on the 11 day of November, 1997.



                                  Iwerks Entertainment, Inc.
                                         (Registrant)



                                  By:   /s/ Bruce C. Hinckley
                                     ------------------------------
                                         Executive Vice President
                                         Chief Financial Officer
                                         (Principal Finance Officer)



                                  By:  /s/ Jeffrey M. Dahl
                                     ------------------------------
                                        Vice President / Controller
                                        (Principal Accounting Officer)