Form 10-Q
period 1997-12-31
IWERKS ENTERTAINMENT INC
filed 1998-02-23
CIK 830404

===========================================================================

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended December 31, 1997

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
Yes X    No     .
    -----  -----

As of February 5, 1998, the Registrant had 12,161,250 shares of Common Stock, $.001 par value, issued and outstanding.



===========================================================================

                        IWERKS ENTERTAINMENT, INC.
                 Form 10-Q for the Quarter and Six Months Ended
                             December 31, 1997

                                   INDEX

                                                                       PAGE
                                                                       ----

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
-----------------------------

Condensed Consolidated Balance Sheets as of December 31, 1997
and June 30, 1997                                                         2

Condensed Consolidated Balance Sheets Liabilities and Stockholders'
Equity as of December 31, 1997 and June 30, 1997                          3

Condensed Consolidated Statements of Operations for the Three and
Six Months ended December 31, 1997 and 1996                               4

Condensed Consolidated Statements of Cash Flows for the Six
Months Ended December 31, 1997 and 1996                                   5

Notes to the Condensed Consolidated Financial Statements                  6


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                    9

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS
--------------------------                                               17

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                17
------------------------------------------
Signatures                                                               18

                        IWERKS ENTERTAINMENT, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                  ASSETS
                              (IN THOUSANDS)

<CAPTION
                                              December 31,        June 30,
                                                 1997               1997
                                              ------------        --------
                                               (unaudited)        (audited)
Current assets:

Cash and cash equivalents                         $    3,662     $    3,608
Short-term investments                                13,718         15,459
Trade accounts receivable, net
  of allowance for doubtful
  accounts                                             3,040          5,447
Costs and estimated earnings in
  excess of billings on uncompleted
  contracts                                             2,738          6,339
Inventories and other current
  assets                                                3,899          4,402
                                                   ---------     ----------

    Total Current Assets                              27,057         35,255

Portable simulation theaters at
  cost, net of accumulated depreciation                3,711          4,018
Property and equipment at cost,
  net of accumulated depreciation                      3,871          2,920
Film inventory at cost, net of
  amortization                                         4,972          3,439
Goodwill, net of amortization                         15,054         15,367
Investment in joint ventures
  and other assets                                     3,185          3,530
                                                   ---------      ---------

       Total assets                                $  57,850      $  64,529
                                                   =========      =========



                          See accompanying notes

                        IWERKS ENTERTAINMENT, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                   LIABILITIES AND STOCKHOLDERS' EQUITY
                   (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                          December 31,           June 30,
                                              1997                 1997
                                           -----------           ---------
                                           (unaudited)           (audited)

Current liabilities:
  Accounts payable                          $     2,164        $    3,435

  Accrued expenses                                6,419             8,793

  Notes payable, current portion                     --                81

  Billings in excess of costs and
     estimated earnings on uncompleted
     contracts                                    2,507               990

  Deferred revenue                                  176               278

  Capital leases, current portion                   693               739
                                             ----------         ---------

     Total current liabilities                   11,959            14,316

Capital lease obligations, excluding
  current portion                                 1,511             1,827

Stockholders' equity:

  Preferred stock, $.001 par value,
     1,000,000 authorized, none issued
     and outstanding                                 --                --

  Common stock, $.001 par value,
     50,000,000 authorized; issued and
     outstanding 12,161,250 and 12,160,102,
     respectively                                    57                57

  Additional paid-in capital                     78,016            78,016

  Accumulated deficit                           (33,693)          (29,687)
                                             ----------         ---------

Total stockholders' equity                       44,380            48,386
                                             ----------         ---------
  Total liabilities and
     stockholders' equity                     $  57,850         $  64,529
                                             ==========         =========


                          See accompanying notes.

                        IWERKS ENTERTAINMENT, INC.
              CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                (Unaudited)
                   (In Thousands, Except Per Share Amounts)


                               For the Three Months       For the Six Months
                                 Ended December 31,       Ended December 31,
                               ---------------------     -------------------
                                   1997        1996       1997        1996
                                 ---------   -------     -------     -------

Revenue                            $5,989     $10,023    $14,041    $19,618

Cost of sales                       5,168       6,955      9,957     13,192
                                  -------     -------    -------    -------

  Gross profit                        821       3,068      4,084      6,426

Selling, general, and
  administrative expenses           4,311       3,322      7,916      6,703

Merger related expenses
(note 6)                              218           -        531          -
                                  -------      ------     ------     ------

  Loss from operations             (3,708)       (254)    (4,363)      (277)

  Interest income                     272         296        491        610

  Interest expense                     64          99        134        216
                                  -------      ------      ------    -------

  Net income (loss)               $(3,500)       $(57)    $(4,006)      $117
                                  =======      ======     =======    =======

  Basic and diluted income
  (loss) per common share
  (note 4)                        $(0.29)       $0.00    $ (0.33)      $0.01
                                  ======       ======    =======     =======
Weighted average shares
  outstanding - Basic              12,161      11,715     12,160      11,675
                                  =======      ======    =======     =======

Weighted average shares
  outstanding - Diluted            12,161      11,715     12,160      12,335
                                  =======      ======    =======     =======

                              See accompanying notes.

                        IWERKS ENTERTAINMENT, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                              (IN THOUSANDS)


                                          For the six months ended
                                                  December 31,
                                           ----------------------
                                             1997            1996
                                          --------         --------
Operating Activities
Net income (loss)                          $   (4,006)    $      117
Depreciation and amortization                   2,259          2,810
Changes in operating assets and
  liabilities                                   4,673         (2,855)
                                           ----------     ----------
  Net cash provided by operating
    activities                                  2,926             72
                                           ----------     ----------

Investing Activities
Investment in joint ventures                     (208)          (673)
Investment in portable simulation
  theaters                                        (45)          (108)
Purchases of property and
  equipment                                    (1,399)          (365)
Additions to film inventory                    (2,518)          (698)
Investment in debt securities                   1,741         (3,056)
                                            ---------      ---------
  Net cash used in investing
    activities                                 (2,429)        (4,900)
Financing Activities
Repayment of notes payable                        (81)        (1,188)
Payments on capital leases                       (362)          (304)
Exercise of stock options                           -            312
                                            ---------      ---------
  Net cash used in financing
    activities                                   (443)        (1,180)
                                            ---------      ---------
Net increase (decrease) in cash                    54         (6,008)
Cash and cash equivalents at
  beginning of period                           3,608         12,674
                                            ---------      ---------
Cash and cash equivalents at end
  of period                                  $  3,662      $   6,666
                                            =========      =========

Supplemental disclosures of cash
flow information:
  Cash paid during the period for
    interest                                 $    131      $     233
                                            =========      =========
  Cash paid during the period for
    income taxes                             $      8      $      --
                                            =========      =========


                          See accompanying notes.

                        IWERKS ENTERTAINMENT, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)



NOTE 1 - INTRODUCTION
---------------------

     The accompanying condensed consolidated financial statements of Iwerks Entertainment, Inc. (the "Company") have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 1997 and the results of its operations for the three and six months ended December 31, 1997 and 1996 and the cash flows for the six months ended December 31, 1997 and 1996 have been included. The results of operations for interim periods are not necessarily indicative of the results which may be realized for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's latest Annual Report on Form 10-K as filed with the SEC.

NOTE 2 - INCOME TAXES
---------------------

     At June 30, 1997, the Company had available federal and state tax net operating loss carryforwards of approximately $18,650,000 and $7,720,000, respectively expiring through 2012. As a result of these net operating losses and current period losses, the Company's effective tax rate was negligible and consequently no income tax provision or benefit was recorded in the periods presented.

NOTE 3 - DEPRECIATION AND AMORTIZATION
--------------------------------------

     Depreciation expense and amortization expense for goodwill and other is computed using the straight line method over the estimated useful lives of the assets. Film costs are amortized using the individual film forecast method.


                                     Three Months Ended       Six Months Ended
                                        December 31,             December 31,
                                  -----------------------     ---------------------
                                   1997          1996          1997          1996
                                  ---------     ---------     --------     --------
Depreciation and
  amortization on fixed
  assets                        $   230,000   $   294,000  $   448,000  $   574,000
Depreciation on touring
  equipment                         184,000       373,000      352,000      740,000
Amortization of film                367,000       449,000      985,000    1,033,000
Amortization of goodwill
  and other                         227,000       232,000      474,000      463,000
                                -----------   -----------  -----------  -----------
Total depreciation and
  amortization                  $ 1,008,000   $ 1,348,000  $ 2,259,000  $ 2,810,000
                                ===========   ===========  ===========  ===========


Depreciation and amortization included in cost of sales was $561,000 and $836,000 for the quarter ended December 31, 1997 and 1996, respectively, and $1,356,000 and $1,800,000 for the six months ended December 31, 1997 and 1996, respectively.

NOTE 4 - NET (LOSS) INCOME PER COMMON SHARE:
--------------------------------------------

     In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, Earnings Per Share, which is effective for annual and interim financial statements issued for periods ending after December 15, 1997. The statement requires restatement of prior years' earnings per share ("EPS"). SFAS No. 128 was issued to simplify the standards for calculating EPS previously found in APB No. 15, Earnings Per Share. SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS. Basic EPS excludes the dilutive effects of stock options and warrants. Under the provisions of FAS 128, basic and diluted EPS were the same for the periods reported herein.

NOTE 5 - LITIGATION
-------------------

     On or about February 5, 1998, the Company received notice of a complaint filed in the US District Court of New York by a subsidiary of IMAX Corporation alleging that the pending merger with Showscan Entertainment, Inc. is in violation of the Sherman and Clayton Anti-trust Acts. The Company believes that the suit is without merit and intends to vigorously defend itself.

     There are no other material legal proceedings to which the Company is a defendant other than ordinary routine litigation in the course of business. In the opinion of management, resolution of these matters will not have a material adverse impact on the Company's financial position or results of operations.

NOTE 6 - PROPOSED MERGER WITH SHOWSCAN ENTERTAINMENT, INC.
----------------------------------------------------------

     On August 5, 1997, Iwerks and Showscan Entertainment, Inc. (Showscan) announced that they signed a definitive agreement to merge. This agreement was amended December 29, 1997.

     The amended merger agreement calls for each share of Showscan Common Stock to be converted into 0.62 of a share of Iwerks' Common Stock. Outstanding Showscan Preferred Stock will be exchanged for Iwerks' Common Stock at the 0.62 ratio on an as converted basis. Iwerks expects to issue approximately 4.0 million shares of Iwerks' Common Stock in the merger (plus shares issuable upon exercise of outstanding Showscan options, warrants and 8% Convertible Notes) resulting in an estimated transaction value of approximately $10.0 million at February 9, 1998 (based on closing price of Iwerks' Common Stock on the NASDAQ National Market of $2.50 per share). The transaction will be accounted for as a pooling of interests, after which Showscan will become a wholly owned subsidiary of the Company. Under the pooling rules, the costs incurred in consummating the merger are expensed as incurred, as such the Company has expensed $218,000 and $531,000 for the three and six months ended December 31, 1997, respectively. Further, if the merger is consummated, the Company expects to incur an additional $5.8 million in expenses related to investment banking, legal, accounting, printing, severance, estimated cost to sublease Showscan's current facility, relocation costs, write-offs associated with equipment which the combined company will not utilize, and other expenses, some of which will be incurred even if the merger is not consummated.

     Completion of the Merger is subject to approval by the stockholders of the Company and Showscan, as well as other customary closing conditions. If shareholder approval is not obtained or other closing conditions are not satisfied or if the parties mutually agree to terminate or modify the terms of the merger agreement, the transaction may not be consummated pursuant to the existing terms of the merger agreement, or at all. The stockholders meetings are expected to occur in March, 1998.

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

Note 8 - Subsequent Events
--------------------------

     In January 1998, the Company reduced its workforce by approximately 13% after which the Company has approximately 131 employees. In an unrelated event, on February 20, 1998, Charles Goldwater was appointed Chief Executive Officer, President and Chairman of the Board, succeeding Roy A. Wright. The Company anticipates accruing approximately $1.7 million in third quarter of fiscal 1998 for severance and related expense with respect to the foregoing.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------

     The Company is engaged in the business of designing, engineering, manufacturing, marketing and servicing specialty theatre systems which employ a variety of projection, show control, ride simulation and software technologies. The Company is currently in the business of: (a) selling and installing ride simulation attractions in specialty theatres, (b) selling and installing giant screen theatres (generally such theatres require projection technology which utilize film sizes ranging between five perforations per frame by 70 millimeters (5/70) and fifteen perforations per frame by 70 millimeter (15/70)), (c) licensing and distributing the films in its library to ride simulation theatres previously sold by the Company, (d) producing films in the 5/70, 8/70 and 15/70 film format for its film library as well as producing films in these formats for third parties, (e) investing in joint ventures by contributing its ride simulation technology, design and equipment and participating in the theatre profits, and (f) operating a fleet of 16 mobile ride simulation attractions.

     The following sections contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve risks and uncertainties such that actual results may vary materially. Certain factors that may affect the Company's results and financial condition over the next few quarters are discussed under the caption "future operating results" below. Other factors that may affect such results and financial condition are set forth in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS
---------------------

     The Company derives its revenues primarily from three sources: sales of hardware systems, owned and operated (primarily portable simulation theatres), and licensing of films. To a lesser extent, revenues are also earned from service to existing theatre owners and production of films for third parties. The following table presents summary information regarding revenues (amounts in thousands):



                                              Periods Ended December 31,
                                       Three Months               Six Months
                                    -----------------           ----------------
                                    1997           1996        1997           1996
                                   ------         ------      ------         ------
Hardware Sales & Service          $ 3,620       $  7,366    $  7,092       $ 12,358
Owned and Operated                    860          1,278       4,040          4,547
Film Licensing                      1,415          1,277       2,759          2,506
Film Production and Other              94            102         150            207
                                  -------       --------    --------      ---------

 Total                            $ 5,989       $ 10,023    $ 14,041       $ 19,618
                                  =======       =========   ========       =========


     Revenues on sales of theatre systems are recognized on the percentage-of-completion method over the life of the contract. Accordingly, the timing of shipment schedules as dictated by the customer can result in variability of quarterly revenues and earnings. The gross margin for each contract varies based upon pricing strategies, competitive conditions and product mix.

     Revenues from owned and operated (O&O) consist of portable ride simulation theatre revenues (touring) derived primarily from corporate sponsorship or ticket sales at state fairs, air shows, and similar events, as well as revenues derived from fixed site joint venture revenues which includes Iwerks' contractual share of the sites' revenues or profits as applicable. Admission revenues from the portable ride simulation theatres are subject to variability due to the seasonal nature of these events and are higher during the summer months. Sponsorship and contract revenues for the portable theatres are recognized ratably over the term of the contract.

     The Company typically licenses its film software under one year film license agreements. Revenues and related expenses are recognized at the beginning of the license period at which time the customer is billed the license fee and film is delivered to the customer.

COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 1997 TO THREE MONTHS ENDED DECEMBER 31, 1996

REVENUES

     Hardware sales and service revenue decreased by approximately $3.7 million as compared to the same period last year. Sales recognized from Asian customers decreased by approximately $3.8 million as compared to the prior year. The Company has experienced a decline in the signing of new sales contracts in Asia, which adversely impacted simulation hardware revenue in the second quarter of fiscal 1998 and will have a negative impact on sales in future periods. Management believes this decline is primarily due to the Asian economic crisis. Typically, sales are denominated in U.S. dollars and are backed by letters of credit, which reduce the risks attendant to international sales.

     Owned and operated revenue decreased by approximately $418,000 as compared to the same period last year, primarily due to a reduction in sponsorship revenue relating to the portable simulation theatres. The Company expects the lower touring sponsorship sales trends to continue to adversely affect results for the remainder of fiscal 1998 and may continue into future periods. The Company continues to actively seek alternatives to increase the utilization of the 16 touring ride simulators.

     Film licensing revenue increased by 10.8% as a result of the increasing base of installed theatres that license the Company's film software.

COST OF SALES AND GROSS PROFIT MARGIN

     The total gross profit margin percentages for the three months ended December 31, 1997 and 1996 were 13.7% and 30.6%, respectively. The decrease in gross profit margin in the 1997 quarter compared to the same quarter in 1996 is primarily related to the portable simulation theatre business. This business segment has significant fixed cost of sales regardless of revenue fluctuations. Therefore, as sales decreased, due to a decline of sponsorship revenue, and costs of sales remained relatively constant, the gross margin was negatively impacted. The gross profit margin on the other revenue sources were generally consistent with the prior year's quarter.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses include, among other things, personnel costs, trade shows and other promotional expenses, sales commissions, travel expenses, public relations costs, outside consulting and professional fees, depreciation on fixed assets, amortization of goodwill, departmental administrative costs and research and development costs.

     Selling, general and administrative expenses increased for the three months ended December 31, 1997 by approximately $989,000 over the same period in the prior year. This increase was primarily due to increased research and development efforts, additional bad debt expense, higher insurance costs and additional marketing expenses.

INTEREST INCOME AND EXPENSE

     Interest income for the three months ended December 31,1997 and 1996 was $272,000 and $296,000, respectively, and is derived from the Company's investments, primarily in U.S. Treasury Notes. The decrease in interest income resulted primarily from the decrease in the invested balances in the comparable periods.

COMPARISON OF SIX MONTHS ENDED DECEMBER 31, 1997 TO SIX MONTHS ENDED DECEMBER 31, 1996

REVENUES

     Hardware sales and service revenue decreased by approximately $5.3 million as compared to the same period last year. Sales recognized from Asian customers decreased by approximately $5.4 million as compared to the same period in the prior year. The Company has experienced a decline in the signing of new sales contracts in Asia, which adversely impacted simulation hardware revenue in the six months ended December 31, 1997 and will have a negative impact on sales in future periods. Management believes this decline is primarily due to the Asian economic crisis. Typically, sales are denominated in U.S. dollars and are backed by letters of credit, which reduce the risks attendant to international sales.

     Owned and operated revenue decreased by approximately $507,000 as compared to the same period last year, primarily due to a reduction in sponsorship revenue relating to the portable simulation theatres.

     Film licensing revenue increased by 10.1% as a result of the increasing base of installed theatres that license the Company's film software.

COST OF SALES AND GROSS PROFIT MARGIN

     The total gross profit margin percentages for the six months ended December 31, 1997 and 1996 were 29.1% and 32.8%, respectively. The decrease in gross profit margin was primarily related to the portable simulation theatre business.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased for the six months ended December 31, 1997 by approximately $1.2 million over the same period in the prior year. This increase was primarily due to increased research and development efforts, additional bad debt expense, higher insurance costs and additional marketing expenses.

MERGER RELATED EXPENSES

     On August 5, 1997, the Company and Showscan Entertainment, Inc. announced an agreement to merge. The merger agreement was subsequently amended on December 29, 1997 (see note 6 of Notes to Condensed Consolidated Financial Statements). The transaction will be accounted for as a pooling of interest, consequently all transaction related costs are to be expensed in the period incurred. During the quarter and six months ended December 31, 1997, the Company incurred $218,000 and $531,000 of transaction expenses. The Company expects to incur additional transaction expenses in the next quarter (regardless of whether the merger is consummated).

IMPACT OF YEAR 2000

     Some of the Company's older computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     The Company has completed an assessment of its existing software systems and after reviewing various factors, one of which being the year 2000 issue, has decided to replace its key manufacturing and financial software systems. The new systems will function properly with respect to dates in the year 2000 and thereafter. The total project cost is estimated at approximately $400,000 which includes $300,000 for the purchase and implementation of new software and hardware that will be capitalized and approximately $100,000 that will be expensed as incurred. To date, the Company has incurred approximately $25,000.

     The project is estimated to be completed not later than June 30, 1999, which is prior to any anticipated impact on its operating systems. The Company believes that with conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems.

     The costs of the project and the date on which the Company believes it will complete the conversion are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated.

FUTURE OPERATING RESULTS
------------------------

     The market for the Company's products is intensely competitive and is undergoing significant changes, primarily due to technological developments as well as changing consumer tastes. Numerous companies are developing and are expected to develop new entertainment products or concepts for the out-of-home entertainment industry. There is severe competition for financial, creative and technological resources in the industry and there can be no assurance that existing products will continue to compete effectively or that products under development will ever be competitive.

     The Company has experienced a significant decline in revenues in recent periods. Historically, a substantial portion of the Company's revenues from new hardware sales in the ride simulation market have originated in international markets, particularly in Asia. The Company began to experience a significant decline in new hardware contracts during the fourth quarter of fiscal 1997, which trend has continued through the first six months of fiscal 1998. This trend has been exacerbated by the recent economic crisis experienced in this region. While the Company is placing greater focus on other markets, particularly the United States, Latin America and Europe, the trend of declining sales in Asia is expected to have a continuing negative impact on the Company's revenues through the remainder of fiscal 1998 and may have a continuing negative impact in future periods.

     The Company and its principal competitor in the large screen market, Imax Corporation, are aggressively competing, particularly in the United States market, for new theater installations. The Company primarily competes in this market based upon the price and terms of its projection technology. Imax, the dominant competitor in the market, competes primarily on the basis of its brand identity and its larger film library. These factors, and Imax's access to greater financial and other resources, are expected to continue to place the Company at a competitive disadvantage in this market and could have a negative impact on the Company's gross margins over time.

     Revenues from the Company's owned and operated attractions (primarily portable simulation theaters) have been declining since the first quarter of fiscal 1997 when the Company lost its principal sponsorship contract with AT&T. While the Company has been aggressively pursuing other sponsorship opportunities since that time, it has not been successful in fully replacing this revenue source. Because this segment of the Company's business has a significant level of fixed costs regardless of fluctuations in revenues, the Company's gross margins will continue to be adversely impacted unless it is able to secure alternate sources of revenue or disposes of all or a portion of this business segment or otherwise eliminates a portion of the fixed costs associated with its operation.

     Iwerks has entered into a merger agreement with Showscan Entertainment, Inc. with the expectation that the transaction will result in beneficial synergies for the combined business. Achieving these anticipated business benefits will depend in part on whether the operations of Showscan can be integrated with the operations of Iwerks in an efficient, effective and timely manner. There can be no assurance that this will occur. The combination of the companies will require, among other things, integration of the companies' management staffs, coordination of the companies' sales and marketing efforts, integration and coordination of the companies' film production and distribution efforts, acceptance by the companies' respective theater networks of film software originally produced in the other company's format, and the identification and elimination of redundant and/or unnecessary overhead. Further, the integration of operations of the companies following the Merger will require the dedication of management resources, which may temporarily distract management's attention from the day-to-day business of the combined business. The inability of management to integrate successfully the operations of the companies could have an adverse effect on the business and results of the combined business. In addition, even if the operations of the companies are ultimately successfully integrated, it is anticipated that the integration will be accomplished over time and, in the interim, the combination may have an adverse effect on the business, results of operations and financial condition of the combined business.

     Iwerks currently is evaluating the operations of the business of Showscan for purposes of developing a plan for the integration of the business to be acquired with Iwerks' existing operations. Although this plan is not complete, it is anticipated that a significant restructuring of the combined operations will be required as a result of the Merger. As a consequence of this restructuring and the consummation of the Merger, Iwerks anticipates that the combined companies will incur one-time restructuring and related charges of $6.9 million of which $1.2 million has been recorded in the fourth fiscal quarter of 1997 and the first six months of fiscal 1998. Further, assuming the Merger is consummated in the third quarter of fiscal 1998 and that the transaction costs associated with the Merger are paid in that quarter, the combined company expects to have a significant decline in its cash and short-term investment balances from those existing at December 31, 1997 which, on a combined basis was $19.6 million.

     The Merger will be accounted for on a pooling of interests basis. Under the pooling rules, the historical financial results of Iwerks will be restated to reflect the combination, following certain adjustments. Following the consummation of the Merger, the historical results of Iwerks will be restated to reflect the historical profits and losses of Showscan. Showscan generated profits in each of fiscal years ended 1995 and 1996 and incurred losses in the fiscal year ended March 31, 1997 and in the first nine months of fiscal 1998.

     The combined effect of the restructuring and other charges discussed above and the pooling accounting treatment in the Merger will have an adverse effect on the results of operations of Iwerks in each of the first, second and third fiscal quarters of 1998.

     Iwerks has experienced quarterly fluctuations in operating results and anticipates that these fluctuations will continue in future periods. Operating results and cash flow can fluctuate substantially from quarter to quarter and periodically as a result of the timing of theater system deliveries, contract signing, sponsorships, the mix of theater systems shipped, the completion of custom film contracts, the existence of world expos, amount of revenues from portable simulation theater and film licensing agreements, the timing of sales of ride simulation attractions, the timing of delivery and installation of such sales (pursuant to percentage of completion accounting) and any delays therein caused by permitting or construction delays at the customer's site, the size, type and configuration of the attractions sold, the timing of film rental payments from existing attractions and the performance of those attractions that pay film rental based on a percentage of box office and the timing of sales and marketing efforts and related expenditures. In particular, fluctuations in theater system sales and deliveries from quarter to quarter can materially affect quarterly and periodic operating results, and theater system contract signing can materially affect quarterly or periodic cash flow. Accordingly, Iwerks' revenues and earnings in any particular period may not be indicative of the results for any future period.

     The seasonal fluctuations in earnings also may cause volatility in the stock price of Iwerks. While a significant portion of Iwerks' expense levels are relatively fixed, the timing of increases in expense levels is based in large part on Iwerks' forecasts of future sales. If net sales are below expectations in any given period, the adverse impact on results of operations may be magnified by Iwerks' inability to adjust spending quickly enough to compensate for the sales shortfall. Iwerks may also choose to reduce prices or increase spending in response to market conditions, which may have a material adverse effect on Iwerks' results of operations.

     Additionally, the Company plans to continue to evaluate and, when appropriate, make acquisitions of complimentary technologies, products or businesses. The Company will continue to evaluate the changing value of its assets, and when necessary, make adjustments thereto. While the Company cannot predict what effect these various factors may have on its financial results, the aggregate effect of these and other factors could result in significant volatility in the Company's future performance and stock price.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company's operating activities for the six months ended December 31, 1997 generated positive cash flow of $2.9 million. This was mainly due to the net loss of $4.0 million offset by non-cash charges of $2.3 million for depreciation and amortization along with changes in operating assets and liabilities of $4.7 million. Investing activities for the six months ended December 31, 1997 consisted primarily of investments in film inventory and purchases of property and equipment partially offset by investments in debt securities. Cash used in financing activities consisted primarily of payments for notes payable and capital leases.

     At December 31, 1997, the Company had cash and short-term investments of approximately $17.4 million. In addition, the Company maintains a bank line of credit in the amount of $5 million. At December 31, 1997 and 1996, there were no amounts outstanding on the line of credit. At December 31, 1997 the Company was not in compliance with respect to certain financial covenants relating to the bank line of credit. The Company and the bank have decided to renegotiate the line of credit pending the merger with Showscan. The Company anticipates that its investment activities, financing activities, along with the proposed merger related costs will use cash and expects that its cash balance will decline in Fiscal 1998. If the proposed merger with Showscan is consummated, it is anticipated that the transaction fees associated with the merger after December 31, 1997, which affect cash, would be approximately $4.5 million which would be offset by any cash received from Showscan as a result of the merger. However, with the existing cash balances and short-term investments in debt securities on hand at December 31, 1997, the Company believes that it has adequate liquidity to meet its cash requirements for at least the next twelve months, after which time it may be required to raise additional cash through the sale of equity or debt securities. In addition, to the extent the Company experiences growth in the future, or its cash flow from operations is less than anticipated, the Company may be required to obtain additional sources of cash.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
--------------------------

     On or about February 5, 1998, the Company received notice of a complaint filed in the U.S. District Court of New York by a subsidiary of IMAX Corporation alleging that the pending merger with Showscan Entertainment, Inc. is in violation of the Sherman and Clayton Anti-trust Acts. The Company believes that the suit is without merit and intends to vigorously defend itself.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)  Exhibits:

     10.1 Separation Agreement dated October 31, 1997 between the Company and Roy A. Wright.
     10.2 Separation Agreement dated October 31, 1997 between the Company and Bruce Hinckley.
     10.3 Separation Agreement dated October 31, 1997 between the Company and William J.
               Battison, III.
     10.4 Separation Agreement dated October 31, 1997 between the Company and Catherine Giffen.
     10.5 Separation Agreement dated October 31, 1997 between the Company and Jon Corfino.
     10.6 Separation Agreement dated October 31, 1997 between the Company and Curt Thornton.
     11.1      Earnings per share
     15.1      Auditors consent regarding unaudited Interim Financial
               Information
     27.1      Schedule of financial data
     99.1      Independent Accountants' Review Report

(b)  Reports on Form 8-K filed during the quarter ended December 31, 1997:

     A report on Form 8-K was filed December 30, 1997 relating to a press release announcing the amendment to the proposed Showscan merger.

                                SIGNATURES



     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Burbank, State of California on the 23 day of February, 1998.



                        IWERKS ENTERTAINMENT, INC.
                               (Registrant)





By:   /S/BRUCE C. HINCKLEY
      ----------------------
Executive Vice President/Chief Financial Officer (Principal Finance
Officer)




By:  /S/JEFFREY M. DAHL
     ------------------
Vice President / Controller (Principal Accounting Officer)