Form 10-Q
period 1998-03-31
IWERKS ENTERTAINMENT INC
filed 1998-05-15
CIK 830404

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

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

     As of May 12, 1998, the Registrant had 12,321,497 shares of Common Stock, $.001 par value, issued and outstanding.


================================================================================

                           IWERKS ENTERTAINMENT, INC.

         FORM 10-Q FOR THE QUARTER AND NINE MONTHS ENDED MARCH 31, 1998

                                     INDEX



                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
-----------------------------

Condensed Consolidated Balance Sheets as of March 31, 1998
and June 30, 1997                                                            2

Condensed Consolidated Statements of Operations for the Three and Nine
Months ended March 31, 1998 and 1997                                         4

Condensed Consolidated Statements of Cash Flows for the Nine
Months Ended March 31, 1998 and 1997                                         5

Notes to the Condensed Consolidated Financial Statements                     6


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
------------------------------------------------
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                       9
         ---------------------------------------------

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS                                                  17
--------------------------

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                17
------------------------------------------------------------

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                   17
-----------------------------------------

Signatures                                                                  19


                          IWERKS ENTERTAINMENT, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                    ASSETS
                                (in thousands)

                                                   March 31,          June 30,
                                                     1998               1997
                                                   ---------          --------
                                                  (unaudited)         (audited)
Current assets:

  Cash and cash equivalents                        $ 6,614            $ 3,608

  Short-term investments                             7,558             15,459

  Trade accounts receivable, net of allowance
   for doubtful accounts                             3,138              5,447

  Costs and estimated earnings in excess of
   billings on uncompleted contracts                 2,829              6,339

  Inventories and other current assets               4,155              4,402
                                                   -------            -------

   Total current assets                             24,294             35,255


Portable simulation theaters at cost, net of
 accumulated depreciation                            3,541              4,018

Property and equipment at cost, net of
 accumulated depreciation                            4,195              2,920

Film inventory at cost, net of amortization          4,914              3,439

Goodwill, net of amortization                       14,898             15,367

Investment in joint ventures and other assets        3,106              3,530
                                                   -------            -------

   Total assets                                    $54,948            $64,529
                                                   =======            =======


                            See accompanying notes.

                          IWERKS ENTERTAINMENT, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     (in thousands, except share amounts)

                                                       March 31,    June 30,
                                                        1998         1997
                                                      --------     --------
                                                     (unaudited)   (audited)
Current liabilities:

   Accounts payable                                    $  2,705    $  3,435

   Accrued expenses                                       7,645       8,793

   Notes payable, current portion                          --            81

   Billings in excess of costs and estimated
     earnings on uncompleted contracts                    3,099         990

   Deferred revenue                                         181         278

   Capital leases, current portion                          693         739
                                                       --------    --------

      Total current liabilities                          14,323      14,316


Capital lease obligations, excluding current portion      1,322       1,827

Stockholders' equity:

   Preferred stock, $.001 par value, 1,000,000             --          --
     authorized, none issued and outstanding

   Common stock, $.001 par value, 50,000,000                 57          57
      authorized; issued and outstanding
     12,321,497 and 12,160,102, respectively

   Additional paid-in capital                            78,016      78,016

   Accumulated deficit                                  (38,770)    (29,687)
                                                       --------    --------

Total stockholders' equity                               39,303      48,386
                                                       --------    --------

     Total liabilities and stockholders' equity        $ 54,948    $ 64,529
                                                       ========    ========

                            See accompanying notes.

                           IWERKS ENTERTAINMENT, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                    (in thousands, except per share amounts)



                                        For the Three Months Ended              For the Nine Months Ended
                                                 March 31,                               March 31,
                                           1998               1997                  1998                1997
                                     -------------      --------------       --------------      --------------
Revenue                                    $ 4,483             $11,042              $18,524             $30,660

Cost of sales                                4,195               7,335               14,152              20,527
                                     -------------      --------------       --------------      --------------

  Gross profit                                 288               3,707                4,372              10,133

Selling, general, and administrative
 expenses                                    4,637               3,582               12,553              10,285


Proposed merger expenses (note 6)              888                   -                1,419                   -
                                     -------------      --------------       --------------      --------------

  Income (loss) from operations             (5,237)                125               (9,600)               (152)

Interest income                                219                 235                  710                 845
Interest expense                                59                  90                  193                 306
                                     -------------      --------------       --------------      --------------

  Net income (loss)                        $(5,077)            $   270              $(9,083)            $   387
                                     =============      ==============       ==============      ==============

  Basic and diluted income (loss) per
       common share (note 4)                $(0.42)              $0.02               $(0.75)              $0.03
                                     =============      ==============       ==============      ==============

Weighted average shares outstanding
 -basic                                     12,199              11,918               12,173              11,756
                                     =============      ==============       ==============      ==============

Weighted average shares outstanding -
 diluted                                    12,199              12,174               12,173              12,281
                                     =============      ==============       ==============      ==============


                            See accompanying notes.

                          IWERKS ENTERTAINMENT, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                (in thousands)

                                                         For the nine months ended
                                                                 March 31,
                                                         -------------------------
                                                            1998            1997
                                                         ---------       ---------
Operating Activities
Net income (loss)                                         $ (9,083)      $     387
Depreciation and amortization                                3,558           4,204
Changes in operating assets and liabilities                  6,199          (4,413)
                                                          --------        --------

     Net cash provided by operating activities                 674             178

Investing Activities
Investment in joint ventures                                   125            (897)
Investment in portable simulation theaters                     (46)           (108)
Purchases of property and equipment                         (1,970)           (702)
Additions to film inventory                                 (3,046)         (1,349)
Investment in debt securities                                7,901            (853)
Purchase of Pioneer and acquisition of related patent,
   net of cash acquired and stock issued (Note 7)             --            (1,088)
                                                          --------        --------

     Net cash provided by (used in) investing activities     2,964          (4,997)

Financing Activities
Repayment of notes payable                                     (81)         (1,315)
Payments on capital leases                                    (551)           (526)
Exercise of stock options                                     --               486
                                                          --------        --------
     Net cash used in financing activities                    (632)         (1,355)
                                                          --------        --------

Net increase (decrease) in cash                              3,006          (6,174)

Cash and cash equivalents at beginning of period             3,608          12,674
                                                          --------        --------

Cash and cash equivalents at end of period                $  6,614        $  6,500
                                                          ========        ========

Supplemental disclosures of cash flow information:

   Cash paid during the period for interest               $    188        $    327
                                                          ========        ========

   Cash paid during the period for income taxes           $      8        $   --
                                                          ========        ========

                            See accompanying notes.

                           IWERKS ENTERTAINMENT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


Note 1 - Introduction
---------------------

     The accompanying condensed consolidated financial statements of Iwerks Entertainment, Inc. (the "Company") have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make information presented not misleading. In the opinion of management, all adjustments, including those related to the proposed merger (see note 6) and other normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 1998 and the results of its operations for the three and nine months ended March 31, 1998 and 1997 and the cash flows for the nine months ended March 31, 1998 and 1997 have been included. The results of operations for interim periods are not necessarily indicative of the results which may be realized for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's latest Annual Report on Form 10-K.


Note 2 - Income Taxes
---------------------

     At June 30, 1997, the Company had available federal and state tax net operating loss carryforwards of approximately $20,378,000 and $9,740,000, respectively expiring through 2012. As a result of these net operating losses and current period losses, the Company's effective tax rate was negligible and consequently no income tax provision or benefit was recorded in the periods presented.

Note 3 - Depreciation and Amortization
--------------------------------------

     Depreciation expense and amortization expense for goodwill and other is computed using the straight line method over the estimated useful lives of the assets. Film costs are amortized using the individual film forecast method.

                                                           Three Months                     Nine Months
                                                              Ended                           Ended
                                                            March 31,                        March 31,
                                                  ---------------------------      ----------------------------
                                                    1998              1997             1998             1997
                                                    ----              -----            ----             ----
Depreciation  and amortization on fixed assets    $  247,000       $  307,000      $  695,000        $  881,000
Depreciation on touring equipment                    171,000          373,000         523,000         1,113,000
Amortization of film inventory                       586,000          469,000       1,571,000         1,502,000
Amortization of goodwill and other                   295,000          245,000         769,000           708,000
                                                  ----------       ----------      ----------        ----------

Total depreciation and amortization               $1,299,000       $1,394,000      $3,558,000        $4,204,000
                                                  ==========       ==========      ==========        ==========


Depreciation and amortization included in cost of sales was $766,000 and $853,000 for the quarter ended March 31, 1998 and 1997, respectively, and $2,122,000 and $2,653,000 for the nine months ended March 31, 1998 and 1997, respectively.


Note 4 - Net Income (Loss) Per Common Share:
--------------------------------------------

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

Note 6 - Proposed Merger with Showscan Entertainment, Inc.
----------------------------------------------------------

     On August 5, 1997, Iwerks and Showscan Entertainment, Inc. (Showscan) announced that they signed a definitive agreement to merge which was subsequently amended December 29, 1997. The agreement was terminated on March 31, 1998 when the Iwerks' stockholders failed to approve the merger at it's annual meeting held on that date. In connection with the proposed merger, the Company incurred $888,000 and $1.4 million of expenses which include investment banking, legal (including costs to defend an antitrust lawsuit), accounting, printing, solicitation, filing fees and other related expenses, in the three and nine months ended March 31, 1998, respectively. The Company does not expect to incur any additional costs related to this proposed merger with Showscan.

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

Note 8 - New Accounting Pronouncements
--------------------------------------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------

     The Company is engaged in the business of designing, engineering, manufacturing, marketing and servicing specialty theatre systems which employ a variety of projection, show control, ride simulation and software technologies. The Company is currently in the business of: (a) selling and installing ride simulation attractions in specialty theatres, (b) selling and installing giant screen theatres (generally such theatres require projection technology which utilize film sizes ranging between five perforations per frame by 70 millimeters (5/70) and fifteen perforations per frame by 70 millimeter (15/70), (c) licensing and distributing the films in its library to ride simulation theatres previously sold by the Company, (d) producing films in the 5/70, 8/70 and 15/70 film format for its film library as well as producing films in these formats for third parties, (e) investing in joint ventures by contributing its ride simulation technology, design and equipment and participating in the theatre profits, and (f) operating a fleet of 16 mobile ride simulation attractions.

     During the quarter ended March 31, 1998 the Company had certain management changes. Charles Goldwater was appointed CEO, Chairman of the Board and President, replacing Roy Wright. The Company hired two additional officers and terminated two officers during the quarter. Between January 1, and May 5, 1998 the Company has reduced its full-time workforce by 22%, from 151 to 118 employees resulting in annualized savings of approximately $1.6 million. The Company is currently in the process of continuing to review its personnel needs.

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

RESULTS OF OPERATIONS
---------------------

     The Company derives its revenues primarily from three sources: sales of hardware systems, owned and operated (primarily portable simulation theatres), and licensing of films. To a lesser extent, revenues are also earned from service to existing theatre owners and production of films for third parties. The following table presents summary information regarding revenues (amounts in thousands):

                                                                      Periods Ended March 31,
                                                          Three Months                        Nine Months
                                              ------------------------------------   -----------------------------
                                                  1998                 1997             1998            1997
                                                  ----                 ----             ----            ----
Hardware Sales & Service                         $1,233               $ 7,831           $ 8,325         $20,189
Owned and Operated                                1,272                 1,277             5,312           5,824
Film Licensing                                    1,785                 1,864             4,544           4,370
Film Production and Other                           193                    70               343             277
                                                 ------               -------           -------         -------
        Total                                    $4,483               $11,042           $18,524         $30,660
                                                 ======               =======           =======         =======


     Revenues on sales of theatre systems are recognized on the percentage-of-completion method over the life of the contract. Accordingly, the timing of shipment schedules as dictated by the customer can result in variability of quarterly revenues and earnings. The gross margin for each contract varies based upon pricing strategies, competitive conditions and product mix.

     Revenues from owned and operated (O&O) consist of portable ride simulation theatre revenues (touring) derived primarily from corporate sponsorship or ticket sales at state fairs, air shows, and similar events, as well as revenues derived from fixed site joint ventures, which includes Iwerks' contractual share of the sites' revenues or profits as applicable. Admission revenues from the portable ride simulation theatres are subject to variability due to the seasonal nature of these events and are higher during the summer months. Sponsorship and contract revenues for the portable theatres are recognized ratably over the term of the contract.

     The Company typically licenses its film software under one year film license agreements. Revenues and related expenses are recognized at the beginning of the license period at which time the customer is billed the license fee and film is delivered to the customer.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1998 TO THREE MONTHS ENDED MARCH
-------------------------------------------------------------------------------
31, 1997
--------

REVENUES

     Hardware sales and service revenue in the three month period ended March 31, 1998 decreased by approximately $6.6 million or 84% as compared to the same period last year. The Company experienced sharply lower hardware sales in each of its principal markets during the 1998 quarter when compared to the 1997 quarter. The Company's hardware sales in Asia continue to be negatively impacted by the economic downturn being experienced in that region. The Company's results in the 1997 third quarter were benefited by a significant contract with a South American customer. There were no corresponding revenues realized in that region in the 1998 third quarter. In addition, the Company experienced a sharp decline in revenues in North America.

     The Company expects that the lower Asia sales trend is likely to continue into the foreseeable future. The Company signed no new sales contracts in that region during the third quarter. The Company's current contractual backlog in the Americas has recently increased, however, and the Company anticipates that realization on this backlog will contribute to higher revenues from hardware sales and service in the fourth quarter when compared to the third quarter of 1998, but lower than corresponding revenues recognized in the fourth quarter of 1997. The Company did not realize material revenues in Europe or other international markets in fiscal 1998 or 1997. The Company is in the process of searching for a key executive with marketing expertise who will oversee the sales and marketing operations for the Company. As discussed in greater detail below under "Future Operating Results," hardware sales can fluctuate substantially as a result of the timing of theaters system deliveries, contract signing, the rate of completion of contracts and other factors.

     Film licensing revenue decreased by $79,000 or 4.2% due to one Asian customer which did not renew its license agreement in the current year.

     Film production and other revenue increased due to the Company actively renting its cameras in the current quarter as compared to the prior year's quarter.

COST OF SALES AND GROSS PROFIT MARGIN

     The total gross profit margin percentages for the three months ended March 31, 1998 and 1997 were 6.4% and 33.6%, respectively. The decrease in gross profit margin in the 1998 third quarter compared to the same quarter in 1997 is primarily related to the decrease in hardware sales. Included in hardware cost of sales are certain fixed costs such as facility and certain labor costs which did not decrease with the decline in hardware sales. The gross profit margin on the other revenue sources were generally consistent with the prior year's quarter.

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

     Selling, general and administrative expenses increased for the three months ended March 31, 1998 by approximately $1.1 million over the same period in the prior year. This increase was primarily due to a $1.5 million charge for severance costs that were made to fifteen employees including the former CEO and two other officers whose employment terminated in the third quarter of fiscal 1998. In addition, bad debt expense was greater by $0.7 million for the comparable three month period due to Asia customers and one domestic customer. These increases were partially offset by a decrease in sales commissions.

     As discussed above, between January 1, and May 5, 1998, the Company has reduced its full time workforce by 22% from 151 to 118 employees resulting in annualized savings of approximately $1.6 million. A significant portion of these cutbacks are in the area of SG&A, but will be partially offset in future periods as the Company adds additional personnel to complete its management team.

INTEREST INCOME AND EXPENSE

     Interest income for the three months ended March 31, 1998 and 1997 was $219,000 and $235,000, respectively, and is derived from the Company's investments, primarily in U.S. Treasury Notes and short term commercial paper. The decrease in interest income resulted primarily from the decrease in the invested balances in the comparable periods.

COMPARISON OF NINE MONTHS ENDED MARCH 31, 1998 TO NINE MONTHS ENDED MARCH 31,
-----------------------------------------------------------------------------
1997
----

REVENUES

     Hardware sales and service revenue in the nine months ended March 31, 1998 decreased by approximately $11.9 million or 58.8% as compared to the same period last year. The Company experienced sharply lower hardware sales in each of its principal markets during the 1998 nine months when compared to the 1997 nine months. As discussed above, the Company's hardware sales in Asia continue to be negatively impacted by the economic downturn being experienced in that region. Sales represented by customers located in Asia declined by about $8 million in the fiscal 1998 period when compared to the comparable period in 1997. In addition, the Company experienced in 1998 declines in revenues in North and South America when compared with 1997, primarily in the third quarter. Hardware sales in the Americas declined by approximately $4.7 million and $4.5 million in the three month and nine month period, respectively.


     Owned and operated revenue decreased by approximately $512,000 as compared to the same period last year, primarily due to a reduction in sponsorship revenue relating to the portable simulation theatres.

     Film licensing revenue increased by approximately 4.0% as a result of the increasing base of installed theatres that license the Company's film software.

COST OF SALES AND GROSS PROFIT MARGIN

     The total gross profit margin percentages for the nine months ended March 31, 1998 and 1997 were 23.6% and 33.0%, respectively. The decrease in gross profit margin was primarily related to the decrease in sales. Included in hardware cost of sales are certain fixed costs such as facility and certain labor costs which did not decrease with the decline in hardware sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased for the nine months ended March 31, 1998 by approximately $2.3 million over the same period in the prior year. The increase was mainly due to a $1.5 million charge for severance costs that were made to fifteen employees including the former CEO and two other officers whose employment terminated in the third quarter of fiscal 1998. In addition, bad debt expense was greater by $1.1 million due to greater delinquencies of receivables from Asian customers and two domestic customers. Research and development costs and insurance costs were also higher in the nine months ended March 31, 1998. These increases were partially offset by a decrease in sales commissions.

MERGER RELATED EXPENSES

     On August 5, 1997, the Company and Showscan Entertainment, Inc. announced an agreement to merge. The merger agreement was subsequently amended on December 29, 1997 (see note 6 of Notes to Condensed Consolidated Financial Statements). The agreement was terminated on March 31, 1998 when the Iwerks stockholders failed to approve the merger at its annual meeting held on that date. During the quarter and nine months ended March 31, 1998, the Company incurred $888,000 and $1,419,000 of merger related expenses.


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

     The Company has completed its initial assessment of its existing software systems and after reviewing various factors, one of which being the year 2000 issue, has determined that modifications or upgrades to or replacements of certain software and hardware is required. The Company's most critical software systems are its assembly and financial software systems. The Company has determined that these systems will require replacement. The Company's initial estimate of the cost of such replacement is $400,000, which includes approximately $300,000 for the purchase and implementation of new software and hardware (which will be capitalized and amortized over their respective useful lives) and approximately $100,000 of which will be expensed in the period incurred. The Company has not yet completed the process of selecting its preferred systems or vendors and consequently the Company's estimates may change depending upon the systems but does not believe they will be material. At March 31, 1998, the Company had incurred approximately $25,000 in connection with this project.

     The Company believes that the required changes to its existing computer systems will be substantially completed no later than June 30, 1999, which is prior to any anticipated impact on its operating systems. The Company believes that with these changes, the year 2000 issue will not pose significant operational problems for the Company.

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

     The Company has experienced a significant decline in revenues in recent periods. Historically, a substantial portion of the Company's revenues from new hardware sales in the ride simulation market have originated in international markets, particularly in Asia. The Company began to experience a significant decline in new hardware contracts during the fourth quarter of fiscal 1997, which trend has continued through the first nine months of fiscal 1998. This trend has been exacerbated by the recent economic crisis experienced in this region. While the Company is placing greater focus on other markets, particularly the United States, Latin America and Europe, the trend of declining sales in Asia is expected to have a continuing negative impact on the Company's revenues through the remainder of fiscal 1998 and expected to have a continuing negative impact in future periods.

     The Company and it principal competitor in the large screen market, Imax Corporation, are aggressively competing, particularly in the United States market, for new theater installations. The Company primarily competes in this market based upon the price and terms of its projection technology. Imax, the dominant competitor in the market, competes primarily on the basis of its brand identity and its larger film library. These factors, and Imax's access to greater financial and other resources, are expected to continue to place the Company at a competitive disadvantage in this market and could have a negative impact on the Company's gross margins over time.

     In addition to competition in the large-screen market, the Company faces intense competition in the simulation industry from Showscan Entertainment and a large number of other competitors. The Company competes in this market based upon the breadth of its product offerings and the size and quality of its film library. Few of its competitors in this market have sufficient financial resources to effectively compete with the Company based on these criteria. The Company's competitive position in this market segment could be materially affected if any of its existing competitors or a new entrant were to assemble the financial, technical and creative resources required to effectively compete with the Company's range of product offerings and film library.

     Revenues from the Company's owned and operated attractions (primarily portable simulation theaters) have been declining since the first quarter of fiscal 1997 when the Company lost its principal sponsorship contract with AT&T. The Company has been aggressively pursuing and has recently signed other sponsorship contracts since that time. However, it has not been successful in fully replacing this revenue source. Because this segment of the Company's business has a significant level of fixed costs regardless of fluctuations in revenues, the Company's gross margins will continue to be adversely impacted unless it is able to secure alternate sources of revenue or disposes of all or a portion of this business segment or otherwise eliminates a portion of the fixed costs associated with its operation.

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

     Additionally, the Company plans to continue to evaluate and, when appropriate, make acquisitions of complementary technologies, products or businesses. The Company will continue to evaluate the changing value of its assets, and when necessary, make adjustments thereto. While the Company cannot predict what effect these various factors may have on its financial results, the aggregate effect of these and other factors could result in significant volatility in the Company's future performance and stock price.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company's operating activities for the nine months ended March 31, 1998 generated positive cash flow of $674,000. This was mainly due to the net loss of $9.1 million offset by non-cash charges of $3.6 million for depreciation and amortization along with changes in operating assets and liabilities of $6.2 million. Investing activities for the nine months ended March 31, 1998 consisted primarily of redemptions of investments in debt securities of $7.9 million partially offset by investments in film inventory of $3.0 million and purchases of property and equipment of $2.0 million. Cash used in financing activities consisted primarily of payments for notes payable and capital leases.

     At March 31, 1998, the Company had cash and short-term investments of approximately $14.2 million compared to $19.1 million at June 30, 1997. In addition, the Company has maintained a bank line of credit in the amount of $5 million. At March 31, 1998 and 1997, there were no amounts outstanding on the line of credit. However, at March 31, 1998 the Company was not in compliance with respect to certain financial covenants relating to the bank line of credit and the Company is currently renegotiating changes to certain covenants to the line of credit. There can be no assurance that the Company will be successful in extending this line into future periods. The Company believes that its cash balances, short-term investments in debt securities and expected cash flow from operations will be adequate to meet its cash requirements over at least the next twelve months. However, the Company expects that its cash balances will continue to decline during this period. The Company's operations are expected to be cash flow positive over this twelve month period. This positive cash flow will be more than offset by the payment of expenses accrued but not yet paid at March 31, 1998 and planned additions to film inventory and other fixed assets. If the Company's revenues were to be materially less than that forecasted, the Company's cash balances, short-term investments in debt securities and cash flow from operations may not be sufficient to meet its expected cash needs. In such a case, the Company's liquidity may be dependent upon reinstating its current bank line or arranging for additional equity or debt financing. If unsuccessful, the Company would be required to defer capital and other expenditures that are not then committed. Consequently, the Company is exploring available debt financing resources in the form of bank financing, film financing and equipment financing. There can be no assurance that such financing will be available to the Company or, if available, that such financing could be arranged on terms that the Company would consider attractive.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
-------------------------

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     On March 31, 1998, the Company held its annual shareholders meeting. The following three items were voted on:

     1. The issuance of shares of Iwerks' Common Stock related to the Agreement and Plan of Reorganization, as amended, with Showscan Entertainment, Inc. Votes cast for totaled 4,000,470; votes cast against totaled 4,729,215; abstentions totaled 14,446; broker non-votes totaled 2,972,418.

     2. Charles Goldwater was elected to the board of directors for a term of three years. Votes cast for totaled 10,220,876; votes withheld totaled 1,495,943. The continuing directors are Dag Tellefsen, Gary Matus and Don Iwerks.

     3. To amend the 1994 Stock Incentive Plan to increase the shares of Iwerks Common Stock reserved for issuance thereunder from 1,750,000 to 2,500,000 and to provide a per employee limit on stock option grant in any one year. Votes cast for totaled 3,047,138; votes cast against totaled 5,481,750; abstentions totaled 130,862; broker non-votes totaled 3,057,069.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)   Exhibits:
      10.1 Employment agreement dated March 2, 1998 between the Company and Dan Griesmer
      11.1   Earnings per share
      27.1   Schedule of financial data


(b)  Reports on Form 8-K filed during the quarter ended March 31, 1998:

i) A Form 8-K was filed on February 2, 1998, Item 5, regarding a press release dated January 28, 1998.

ii) A Form 8-K was filed on February 12, 1998, Item 5, regarding a press release dated February 10, 1998.

iii) A Form 8-K was filed on March 23, 1998, Item 5, regarding a press release dated March 23, 1998.

ii) A Form 8-K was filed on March 25, 1998, Item 5, regarding a press release dated March 24,.

iii) A Form 8-K was filed on March 26, 1998, Item 5, regarding a press release dated March 25,.

iv) A Form 8-K was filed on March 27, 1998, Item 5, regarding a press release dated March 26, 1998.

v) A Form 8-K was filed on March 30, 1998, Item 5, regarding a press release dated March 26,.

                                  SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Burbank, State of California on the 14 day of May, 1998.



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