Form 10-K
period 1998-06-30
IWERKS ENTERTAINMENT INC
filed 1998-09-28
CIK 830404

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended June 30, 1998
OR
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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                     None
          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                    Common stock, $.001 par value per share
                        Preferred Stock Purchase Rights
                               (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No ___
    ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any Amendment to this Form 10-K. [_]

At September 18, 1998, there were outstanding, 12,348,307 shares of the Common Stock of Registrant, and the aggregate market value of the shares held on that date by non-affiliates of Registrant, based on the closing price ($1.375 per share) of the Registrant's Common Stock on the NASDAQ National Market System was $14,841,266. For purposes of this computation, it has been assumed that the shares beneficially held by directors and executive officers of Registrant were "held by affiliates;" this assumption is not to be deemed to be an admission by such persons that they are affiliates of Registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE
Portions of Registrant's Proxy Statement relating to its 1998 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report.

                          IWERKS ENTERTAINMENT, INC.

                   FISCAL YEAR 1998 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                                                            Page
                                                                                                            ----

PART I.
Item 1.   Business..........................................................................................  3

Item 2.   Properties........................................................................................  12

Item 3.   Legal Proceedings.................................................................................  12

Item 4.   Submission of Matter to a Vote of Security Holders................................................  12


PART II.

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.............................  13

Item 6.   Selected Financial Data...........................................................................  14

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations........................................................................................  15

Item 8.   Financial Statements and Supplementary Data.......................................................  30

Item 9.   Changes and Disagreements with Accountants on Accounting and Financial
          Disclosure........................................................................................  49


PART III.

Item 10.  Directors and Executive Officers of Registrant....................................................  49

Item 11.  Executive Compensation............................................................................  49

Item 12.  Security Ownership of Certain Beneficial Owners and Management....................................  49

Item 13.  Certain Relationships and Related Transactions....................................................  49

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K..................................  50

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

       This Report contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act. The words "expect", "estimate", "anticipate", "predict", "believe" and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of Iwerks, its directors or officers with respect to, among other things (a) trends affecting the financial condition or results of operations of Iwerks and (b) the business and growth strategies of Iwerks. The stockholders of Iwerks are cautioned not to put undue reliance on such forward looking statements. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in this Report, for the reasons, among others, discussed in the Sections - "Management's Discussion and Analysis of Financial Condition and Results of Operations", and "Factors that may Affect Future Results". Iwerks undertakes no obligation to publicly revise these forward looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company in calendar years 1998 and 1999 and any Current Reports on Form 8-K filed by the Company.

                                    PART 1

                              BUSINESS OF IWERKS

ITEM 1.  BUSINESS.
-----------------

GENERAL

       Iwerks Entertainment, Inc. and its subsidiaries ("Iwerks" or "the Company") is a leading full service provider of high-tech software-based theatre attractions for the out-of-home entertainment market and film-based software in large format, ride simulation and specialty venue attractions. The Company's products combine advanced theatre systems with entertainment or educational software to create high-impact "attractions" which immerse audiences in the action. The Company's products include ride simulation, giant screen, 3-D custom film and video theatres, and various other specialty attractions. In addition, the Company owns and operates a fleet of 16 touring ride simulation theatres. The Company also produces film and video software for ride simulators and special format theatres, and rents large format cameras and related equipment as well as provides certain post production services to large format filmmakers.

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

       The primary markets for the Company's attractions are theme parks, museums, movie theatres, various types of location-based-entertainment centers, visitor centers and special events. The popularity of entertainment attractions of the type sold by the Company has led to their increasing use as the featured attraction in these locations. In addition, high-profile retail sites and casinos are expanding their entertainment offerings to broaden appeal, extend the visitors stay, and stimulate repeat visits. The Company's attractions are well suited to meet this demand because, in addition to their drawing power, they require relatively little space and can be easily refreshed by changing the film or other software.

       Since inception in 1986 through September 18, 1998, the Company has installed more than 250 fixed-base theatres and touring attractions in 28 countries. Of these, 119 were ride simulation theatres, which the Company supports with a library of 41 ride simulation films, the industry's largest ride simulation film library. The Company's ride simulation film projects include:
Escape from Dino Island, a 3D sequel to its highly successful Dino Island; Super Speedway, a thrill ride through seven North American race tracks hosted by Craig
T. Nelson; Superstition, a haunted scream park adventure hosted by Elvira, Mistress of the Dark; Secrets of the Lost Temple, an explorer's adventure through a Mayan temple; Red Rock Run, a computer generated high speed ride through a volcano; Aliens: Ride at the Speed of Fright, based on the futuristic movie thriller of the same name; Dino Island, a fantasy based on a newly discovered volcanic island with prehistoric reptiles; Days of Thunder: The Ride, featuring a "200 mph race" to the checkered flag at the Daytona 500, for Paramount Parks and RoboCop: The Ride, a futuristic fantasy ride through the streets of Detroit with the popular movie character, "RoboCop". Fiscal 1999 releases will include Journey Through the Center of the Earth, a 3D ride to the center of the earth and back, and Kid Koster, a roller coaster ride through a child's room, along with other film projects to which the Company has not yet committed. The Company has the largest installed base of film ride simulation theatres and the largest library of ride simulation films in the world.

       The Company is a Delaware corporation with principal executive offices located at 4540 West Valerio Street, Burbank, California 91505, telephone number
(818) 841-7766. In addition to its principal executive offices, Iwerks has sales offices in Sarasota, Florida and London, England. A sales representative maintains offices in Hong Kong and Shanghai.

BUSINESS STRATEGY

       The Company believes that there is an increasing worldwide consumer demand for a variety of out-of-home entertainment options. The Company's goal is to capitalize on its position as a leader in the ride simulation attraction business to become the leading full-service provider, not just of its hardware systems, but also of a full range of support services and film-based software in the ride simulation, large format and specialty venue attractions.

       The Company's current strategies to achieve its objectives include the following:

       FULL SERVICE PROVIDER OF COMPLETE ENTERTAINMENT BUSINESS SOLUTIONS. The Company intends to expand its market penetration by offering its customers a complete line of services and products to support the design, development and operation of specialty format theater attractions. The Company has installed over 250 specialty format theater attractions and currently licenses film software to over 75 installed simulation theaters. The Company believes that this track record of successes positions itself as a leader in terms of industry experience and operating expertise in the specialty format theater market. By focusing its services and products on solutions designed to assist its customers in building their business, the Company believes that it will continue to expand its own business opportunities in the future.

       EXTEND THE COMPANY'S PRODUCT LINE THROUGH INNOVATIVE USE OF ITS CURRENT TECHNOLOGIES. Management believes that the Company has the opportunity of increasing its product offerings without incurring significant additional research and development costs. Management believes there are opportunities to leverage the Company's existing technology to provide new, innovative products designed to meet current market requirements. The Company also intends to continue to explore alliances with other companies with the objective of developing joint incremental sales prospects taking advantage of each partner's expertise and technological and market strengths.

       EXPAND INTO NEW MARKETS. The Company is exploring potential new markets for its attractions products and services. The Company continues its expansion efforts in South America and Europe. In addition, the Company is exploring market opportunities for its giant screen theaters in commercial locations, such as movie theater multiplexes, and its ride simulation theaters in untapped commercial settings including casinos and retail businesses.

       IDENTIFY NEW STRATEGIC PARTNERS. Management believes that the Company can optimize its market position and performance through the formation of strategic alliances with companies who have complementary technologies, manufacturing or distribution. Management is pursuing an aggressive agenda of forming strategic partnerships to accelerate the accomplishment of the Company's priorities in these areas.

       OTHER. Charles Goldwater, Chief Executive Officer of the Company, joined the Company at the end of February 1998. Two of the Company's other four senior executive officers, Jack Shishido, Senior Vice President of Worldwide Sales and Marketing, and Dan Griesmer, Senior Vice President and General Manager, joined the Company in June 1998 and March 1998, respectively. The Company and its new management team continue to examine and refine its strategic and operating strategies. In June 1998 the Company engaged Schroder & Co. Inc. to assist in seeking long-term strategic partners, identifying financing opportunities for core activities such as film production, and for possible joint ventures, and accelerating the Company's aggressive expansion in the large-format arena.

IWERKS PRODUCTS

       FIXED-BASE RIDE SIMULATION THEATRES. The Company's line of fixed-base ride simulators is marketed as Iwerks TurboRide and combines high-resolution projector film or video software, digital surround sound and moving seats to fully involve the audience in a realistic, simulated experience. Software currently available includes a variety of live action and fantasy experiences such as being chased by dinosaurs, flying at supersonic speeds, racing with Indy cars, riding a roller coaster, white-water rafting and space and underwater adventures. The Company's ride simulation theatre product line is the broadest in the industry, enabling the Company to offer its customers seat, row and platform-based simulators in a variety of configurations and at multiple price points. The Company derived approximately 44%, 41% and 21% of its revenues from the sale of fixed-base ride simulation theatres in fiscal 1996, 1997 and 1998, respectively. The Company's ride simulators are designed to operate in theatres which typically seat 18 to 100 people, and feature screens up to 52 feet high, with six-channel surround sound. In these rides, guests watch a high resolution film with a fast action point-of-view perspective while sitting in seats that move in synchronization with the action on the screen. Films for the Company's ride simulation theatres typically range between three and five minutes. The

Iwerks TurboRide can be reprogrammed to create new adventures.

       PORTABLE RIDE SIMULATION THEATRES. The Company also has developed a portable ride simulation theatre called the "Reactor", which is transported by tractor trailers. The trailers transform to create a theatre with a high definition video projection system and digital surround sound. The simulation theatres have on-board generators which enable them to operate independent of other power sources. The Reactor incorporates the same ride simulation technology as the Company's TurboRide and can accommodate up to 18 people per show. The Reactors can be used to exhibit the Company's ride simulation films developed for its fixed-base ride simulation theatres as well as films developed specifically for use in the Reactor at air shows, boat and car races, state fairs and other special events. The Company also seeks corporate sponsors for its touring Reactor units. The Company derived approximately 20%, 17% and 22% of its revenues in fiscal 1996, 1997 and 1998, respectively, from the operation and sponsorship of portable ride simulation theatres.

       GIANT SCREEN THEATRES. The Company's giant screen theatres are marketed under the name Iwerks CineDome and Iwerks Theatres, and feature screens which are much larger than standard movie screens and projection systems that deliver a sharper, brighter image than conventional movies. The result is a high-impact, immersive, sensory experience for the audience. These theatres seat up to 475 people, have steeply raked seating and exhibit films typically lasting between 15 and 40 minutes. The Company offers both 15/70 (15 perforations, 70 millimeter film) and 8/70 (8 perforations, 70 millimeter film) format systems including its exclusive patented Linear Loop projectors.

       The Company's giant screen theatres are available in a variety of configurations. Its flat screen theatres use screens as large as 81 feet high by 110 feet wide, more than five times the size of most movie theatre screens. The Company's domed screen theatres use a dome-shaped screen up to 85 feet in diameter which wraps around and above the audience filling the audience's field of vision. The Company also offers 3D systems which use dual projectors to create a 3D image. The Company derived approximately 9%, 12% and 8% of its revenues from the sale of giant screen theatres in fiscal 1996, 1997 and 1998, respectively.

       CUSTOM AND OTHER THEATRES. The Company offers a wide range of custom film and video-based theatre systems utilizing 70 millimeter and 35 millimeter film formats. Among its offerings is the Iwerks Video 360 Theater, a video based cylindrical theater incorporating a show control system allowing the operator to make real time modifications to the projected image. The Company's custom projects range from the sale of individual projectors to complete theatre systems. The Company derived approximately 3%, 5% and 11% of its revenues from the sale of custom and other theatres in fiscal 1996, 1997 and 1998, respectively.

       FILM SOFTWARE. The Company produces film and video software for the Company's attractions with a production strategy that is similar to that of a movie studio, where a small core of executives hire supplemental production talent and specialists on a project-by-project basis. This structure allows the Company to maintain creative control of projects without incurring substantial,
continuing overhead expenses.   In addition, the Company has acquired
distribution rights for ride simulation films purchased or owned by others. The Company also provides executive producer and postproduction services to third parties filming in the Company's film or video projection formats.

       The Company has a film library which includes, as of September 18, 1998, the distribution rights to

41 ride simulation films, 4 giant screen films and 8 3D films. The Company's library of ride simulation films is the largest in the industry. In addition to the Iwerks' film library, owners of Iwerks' giant screen theatres have access to a library of over 100 films which are generally available in the marketplace. The Company believes that the quality and size of its film library is a significant competitive advantage in the markets in which it competes, particularly in the ride simulation market. Growth in the installed base of theatres provides the Company an opportunity to increase film licensing revenue. The Company derived approximately 11%, 14 % and 22% of its revenue in fiscal 1996, 1997 and 1998, respectively, from film license agreements.

       The Company's recent ride simulation films include Escape from Dino Island, a 3D sequel to its highly successful film Dino Island; Super Speedway, a thrill ride through seven North American race tracks hosted by Craig T. Nelson; Superstition, a haunted scream park adventure hosted by Elvira - Mistress of the Dark; Mad Racers, Iwerks first ride simulation 3D film; Secrets of the Lost Temple, based on an explorer's adventure through a Mayan temple; Aliens Ride at the Speed of Fright, based on the futuristic movie thriller of the same name; Dino Island, a fantasy ride through a dinosaur-inhabited island; Moon Raid Alpha, a space chase adventure fantasy; a film for Time Warner Six Flags theme parks called The Right Stuff; a film for the Iwerks Reactor called Fly With The Blue Angels featuring the Blue Angels flight team; a film for Paramount theme parks based on the motion picture Days of Thunder and a film based on the motion picture RoboCop. Fiscal 1999 releases will include Journey to the Center of the Earth, a 3D ride to the center of the earth and back and Kid Koster, a roller coaster ride through a child's room. The Company continues to look at additional projects which may increase the number of films released in fiscal 1999. Many of the Company's ride simulation and other productions have received industry recognition. For the second year in a row, the Company won the prestigious Image Award for Best Overall Presentation at the November 1997 International Association of Amusement Parks and Attractions (IAAPA) convention in Orlando. The dramatic Iwerks TurboRide 3D! took first honors for best New Entertainment Technology at the November 1996 IAAPA convention in New Orleans. Secrets of the Lost Temple, premiered at IAAPA 1996, also received an award in the Best New Product category. Dino Island was rated the best new attraction at IAAPA convention, 1994.

       The Company also produces and distributes large format and specialty films to theme parks. In fiscal 1999, the Company is scheduled to release "Encounter in the Third Dimension" a large format 3D film based on the history and technology of 3D effects. This film will be available in 15/70 and 8/70 formats to the existing network of approximately 40 large format 3D theaters. A shortened version of this film will also be available for specialty theater exhibition.

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

CAMERAS AND OTHER PRODUCTION SERVICES

       The Company owns four 8/70 large format cameras and related equipment, including lenses and accessories, which it rents on a short-term basis, generally from several days to several months.

       In fiscal 1998, the Company contracted with a third party to develop and manufacture three 15/70 large format cameras, and a 3D rig for both 15/70 and 8/70 cameras, which are expected to be completed in fiscal 1999. The Company intends to rent these cameras to third party film producers. The Company also provides technical and post-production services to third party producers for a fee and maintains a 15/70 projection room at its Burbank facilities for rent to giant screen film makers for use in the post-production process.


MARKETING AND CUSTOMERS

       The Company distributes its theatre systems, software and services through multiple distribution channels including a direct sales and marketing force as well as independent sales representatives in selected areas. The sales and marketing staff consists of 19 employees. A sales representative maintains foreign sales offices in Hong Kong and Shanghai which provide support to the Company's Asian marketing programs and assist in customer service. A satellite sales office was established in London, England in May 1997 to support the European and Middle East marketplaces. In addition, the Company has sales
professionals located in Burbank, California and Sarasota, Florida.   Itochu
Corporation, also a stockholder, has a non-exclusive distribution agreement to sell the Company's product in Asia.

       The Company markets its attractions, including theatre systems and film software, mainly to theme parks, museums, movie theaters, visitor centers, casinos, world expositions, location-based-entertainment centers and special event venues. The Company's theatre systems include projection and audio equipment, show control systems and film handling equipment. The Company also provides ride simulation systems; these include motion bases, film projection and audio equipment, show control and other effects. The customer supplies its own theatre space and other necessary site improvements to operate the theatre. The Company provides installation, training, design, maintenance and other support services.

       A primary market for the Company's 3D and 2D ride simulation theatres has been the worldwide amusement and theme park industry. Continuing sales will come from previously existing parks looking for new attractions, parks under development looking for an array of attractions and the expanding location-based-entertainment industry. Most new park development is occurring outside of the United States and management believes that international operators will continue as important customers for this product. The Company has also developed customers in the family entertainment center, movie theater, institutional and casino markets as well as tourist, vacation, destination shopping and convention locations for its ride simulation theatres. The Company sells its ride simulation theatres at prices which are separately negotiated, depending upon the product, the number of motion bases, the configuration of the theatre space, optional components selected and the level of design service provided. The Company licenses its ride simulation films for a range of prices depending on the film and the license term.

       The Company tours its Reactor units at a variety of special events, primarily air shows, boat and car races, state fairs, trade shows and other outdoor events. Revenue is generated through admission tickets of between $3 and $6 per person or through lease of the system to corporate sponsors who may use the system for promotional campaigns in connection with new product introductions and other promotional purposes.

       The primary markets for the Company's giant screen 2D and 3D theatres have been museums, visitor destination centers, world expositions and other institutional exhibition facilities frequented by large numbers of visitors. Increasingly, commercial movie theatre operators are also viewing giant screen theatres as a new entertainment option for their guests. The Company sells its giant screen and custom and video theatres at prices which are separately negotiated.

       No single customer accounted for more than 10% of revenues in fiscal 1996, 1997 and 1998.

       The Company's sales typically are made pursuant to written contracts, and are denominated in United States dollars. International hardware sales are generally backed by letters of credit. Consequently, the Company's operations have not historically been subject to risks related to currency fluctuations. During fiscal 1996, 1997 and 1998, 49%, 55% and 46% of the Company's revenues, respectively, were derived from sales outside the United States. The Company's sales contracts typically provide for progress payments which are timed to match related expenditures by the Company. The customer generally has the right to terminate the contract before completion by paying Iwerks its nonrecoverable costs plus a termination fee. The Company offers a warranty on sales of its products, generally for a period of 12 months. The Company believes that its material contract terms are consistent with industry practices.

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

       Iwerks Quatro is a projection system designed to offer small ride simulation venues high-clarity film quality in locations which were previously limited to video systems. The Iwerks Quatro houses four ride simulation films on one reel. Two 35mm frames are placed side by side on the 70mm film with two films operating in the forward direction and two in the reverse direction. This eliminates the need for a film storage system while providing fast cycle times. All claims have been allowed on the Company's patent application on certain features of the Quatro projection system and the Quatro is now a patented proprietary projection technology.

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

       The Company's 15/70 is a fifteen perforation, 70-millimeter rolling loop projection system which handles the largest commercially available film size. This system projects an image area more than nine times that of conventional 35-millimeter film and 300% larger than standard 70-millimeter film. The Company's 15/70 is capable of achieving screen sizes up to 81' high and 110' wide and dome screens up to 85' in diameter that are generally found in high capacity theatres at world expositions and larger museums and visitor centers. Iwerks 8/70 and 15/70 are used in the Iwerks Dome and Giant Screen Theatres.

       In fiscal 1997, the Company acquired Pioneer Technology Corporation and the proprietary Linear-Loop Projection ("LLP") Technology to offer the expanding giant screen market a genuine alternative to existing projection techniques.
The LLP gently pushes film through the projector on a column of air unlike most projection systems that use levers to pull film through. The LLP is designed to produce an image that is brighter and more stable than other projectors available.

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

       MOTION BASES. The Company's ride simulation theatres utilize seat-based ride simulation technologies with per-base capacities ranging from two to eight. The Turbo Tour is a compact and highly responsive three-axis system, allowing a multitude of combinations of pitch (tilt from front to rear), vertical (move up and down) and roll (tilt from side to side) movements, which keep passengers in constant motion with the image. Each motion base is a self-contained system, requiring only electronic communications and electrical power connections. The Transporter is a two- and four-seat, six-axis motion base capable of producing the most realistic ride simulation available. These six-axis systems permit pitch, roll, vertical, sway, yaw (a turning motion), and surge (forward and back), all the motions available within a given motion envelope. Iwerks is developing an electro-magnetic 8-seat six-axis motion base offering the same quality as the Transporter with greater seat capacity.

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

MANUFACTURING

       The Company manufactures and assembles its theatre systems at its facilities in Burbank, California. A majority of the components for these theatre systems are purchased from outside vendors. The Company's manufacturing operations consist of assembly, testing, quality control and system integration of its theatre system components, subassemblies and final assemblies, including modifications and the programming of the show-control and motion-control components, and installation of the completed theatre systems.

       The Company is the exclusive distributor of 15/70-format giant screen projection systems, manufactured by Cinema Technologies, Inc.. This distribution agreement expires in September, 2003.

In order to maintain its exclusive rights under the agreement, Iwerks is required to meet certain minimum purchase and other requirements. As of the date of this report, Iwerks had satisfied all such requirements.

       The Company's manufacturing operations utilize a wide variety of electrical and mechanical components, raw materials and other supplies and services. The Company has developed multiple commercial sources for most components and materials, but it does use single sources for a limited number of standard and custom components. While delays in delivery of such single source components could cause delay in shipments of certain products by Iwerks, at this time, the Company has no reason to believe that any of the single-source vendors present a serious risk. Consistent with industry practice, the Company generally purchases components of its theatre systems upon receipt of an order. Certain components used by Iwerks, including lenses, hydraulic power sources and motion bases must be ordered up to four months in advance to assure timely delivery. The Company maintains an inventory of these items as it deems appropriate to service forecasted demand. Research and development costs are incurred in the design, construction and testing of prototype systems and are charged to expense as incurred. The research and development expenses were $358,000, $726,000 and $766,000 for the years ended June 30, 1996, 1997 and
1998, respectively. Of the expenses, 32%, 23% and 66% in 1996, 1997 and 1998, respectively, were for improvements to existing products and the remainder was for development of new products.

       In fiscal 1997, the Company acquired the technology and patents to produce the Linear Loop Projector ("LLP") which is a new technology in film handling and projection. The Company utilizes LLP not only in its Giant Screen Theatres, but also as its projector of choice in larger ride simulation installations. Since the acquisition of this technology in 1997, the Company has continued to make modifications and enhancements to the LLP and has not begun to produce the projectors in large quantity. The LLP is not an upgrade or rework of existing vendored products. The technology is unique, patented and has a distinctive advantage compared to "geneva" driven models that preceded it. The Company is exploring with several vendors the possibility of the vendor manufacturing and distributing the projector for a royalty payment.

       The Company acquires certain other projectors from third party suppliers. The Company makes modifications to the projectors to fit the Company's use. Lenses and lamphouses incorporated in the projection systems are supplied to the Company by third parties.

       The Company and Vickers Incorporated, a manufacturer of hydraulic components, jointly developed the hydraulically actuated seats which are used in the Turbo Tour ride simulation theatre. Under the agreement pursuant to which the hydraulically actuated seats were developed, the Company owns all rights in and to the seats. Vickers continues as the sole manufacturer of these motion bases on behalf of the Company; however, the Company has the right under its agreement with Vickers to secure alternate sources of manufacturing at any time. The Company also purchases other products from Vickers.


EMPLOYEES

       At September 18, 1998, the Company employed 123 persons, of whom 31 were employed in management, finance and administration, 19 were employed in sales and marketing, and 73 were employed in operations (including 38 employees working in the field on the Company's touring units). None of the Company's employees are represented by a collective bargaining agreement. The Company believes that its relations with its employees are satisfactory.


ITEM 2. PROPERTIES.
-------------------

       The Company maintains its principal facility in Burbank, California where it leases space under four separate leases on adjacent facilities consisting of 36,000, 23,460, 7,596 and 5,184 square feet each, expiring between September 30, 1999 and September 30, 2001. The Company leases the space for an aggregate lease payment of approximately $42,400 per month. The Company believes that its current facilities are adequate to meet its needs for the immediate future; however is evaluating the possibility of a facility reduction in light of its efforts to reduce ongoing costs.


ITEM 3.  LEGAL PROCEEDINGS.
---------------------------

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

       During the last quarter of the Registrant's fiscal year ended June 30, 1998, no matter was submitted to a vote of the security holders of the Registrant.

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

                                            High        Low
                                           -------   ---------
Year Ended June 30, 1997
-------------------------------------
First Quarter                              $10 3/8   $ 6 3/8
Second Quarter                               7 1/4     4 5/8
Third Quarter                                6         4 1/4
Fourth Quarter                               5 1/4     3 11/16

Year Ended June 30, 1998
-------------------------------------
First Quarter                              $ 5 5/8   $ 3 1/2
Second Quarter                               4 3/8     2 1/4
Third Quarter                                3 1/4     2 1/4
Fourth Quarter                               3 5/16    1 5/6

Year Ended June 30, 1999
-------------------------------------
First Quarter  (through September 18,      $ 2 5/8   $ 1 1/4
 1998)

       As of September 18, 1998, Iwerks had approximately 953 holders of record. No dividends have been declared or paid since incorporation. Iwerks currently intends to retain earnings for use in its business and does not anticipate paying any cash dividends on its common stock in the foreseeable future.


ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

                                                                                    Fiscal Year Ended June 30,
                                                              ---------------------------------------------------------------
                                                                1994(1)         1995          1996        1997(2)     1998(3)
                                                              ----------    ----------    ----------    ---------   ---------
                                                                          (in Thousands Except Per Share Information)

OPERATIONS:
Total revenue                                                 $ 36,625       $ 44,975      $ 48,516     $ 39,584      $ 25,073
Income (loss) from operations                                   (8,522)       (13,893)        2,464      (10,573)      (12,132)
Net income (loss)                                             $ (8,055)      $(13,473)     $  3,099     $ (9,956)     $(11,560)

Net income (loss) per share - basic                           $  (1.05)      $  (1.32)     $   0.28     $  (0.84)     $  (0.95)
Net income (loss) per share - diluted                         $  (1.05)      $  (1.32)     $   0.26     $  (0.84)     $  (0.95)
Weighted average shares outstanding -
  basic                                                          7,666         10,210        10,945        11,855       12,212
Weighted average shares outstanding -
  diluted                                                        7,666         10,210        12,144        11,855       12,212

FINANCIAL POSITION (AT PERIOD END):
Cash, cash equivalents and short-term
  investments                                                 $ 26,526       $ 20,586      $ 25,281     $  19,067      $10,464

Total assets                                                    81,235         71,626        72,926        64,529       50,803

Capital lease obligations and long-term
  debt                                                           3,349          2,130         2,732         1,827        1,082

Stockholders' equity                                            62,335         50,374        56,665        48,386       36,834

Total liabilities and stockholders' equity                     $81,235       $ 71,626      $ 72,926     $  64,529     $ 50,803

PER SHARE DATA (AT END OF PERIOD):
Net book value per common share                                $  6.25       $   4.76      $   4.89     $   3.97       $  2.98
Common shares outstanding                                        9,968         10,592        11,588       12,160        12,345

(1) Selected financial data includes Omni Films International, Inc. since the acquisition date of May 18, 1994.

(2) Net loss for 1997 includes the write down of $5.6 million ($0.47 loss per share) for the asset impairment of long lived assets for the portable ride simulation business and other fixed assets.

(3) Net loss for 1998 includes approximately $1.6 million of severance costs associated with a company-wide layoff and termination of certain officers, and an additional $1.6 million for merger related costs associated with the failed merger.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

GENERAL
-------

     The Company is engaged in the business of designing, engineering, manufacturing, marketing and servicing specialty theatre systems which employ a variety of projection, show control, ride simulation and software technologies. The Company is currently in the business of: (a) selling and installing ride simulation attractions in specialty theatres, (b) selling and installing giant screen theatres (generally such theatres require projection technology which utilizes film sizes ranging between five perforations per frame by 70 millimeters (5/70) and fifteen perforations per frame by 70 millimeter (15/70)),
(c) licensing and distributing the films in its library to ride simulation theatres, (d) producing films in the 5/70, 8/70 and 15/70 film format for its film library as well as producing films in these formats for third parties, (e) investing in joint ventures by contributing its ride simulation technology, design and equipment and participating in the theatre profits, (f) operating a fleet of 16 mobile ride simulation attractions which it owns and (g) renting facilities, cameras and related equipment to large format film makers. The selling and installation of both ride simulation theatres and large screen theatres includes providing all or part of the design of such theatres, sale of the projector screens, show control systems, motion simulators and sound systems.

     The Company's operating results in fiscal 1997 through fiscal 1998 have been adversely impacted by several trends and other developments. Revenues attributable to sales in Asia declined from $17.3 million in fiscal 1996 (representing 35.7% of the Company's revenues) to $5.7 million in fiscal 1998 (representing 22.6% of the Company's revenues). In addition, the Company did not enter into a new hardware sales contract for delivery in Asia during the fiscal year 1998. This decline in revenues primarily resulted from the continuing impact of the economic downturn and deflationary environment recently experienced throughout most of the Asia Pacific Region.

     In addition, the Company experienced a significant decline in sponsorship revenues during this period primarily resulting from the termination of a single contract with a major telecommunications company (AT&T Corp). The Company derived $6.6 million, $3.3 million and $1.4 million of revenues in fiscal 1996, 1997 and 1998, respectively, from sponsorship of its fleet of touring motion simulators. Sponsorship revenues prior to January 1996 were primarily derived from the Company's advertising contract with AT&T Corp, which had sponsored the Company's touring motion simulators from March 1994 through September 1996. The Company currently has only limited sponsorship contracts and the Company has been unsuccessful in securing sponsorship arrangements that approach the levels enjoyed prior to fiscal 1997. In fiscal 1997, the Company sold one touring unit and continues to explore other strategic alternatives for the touring operations.

     Results were also impacted by certain one-time charges. In the fourth quarter of fiscal 1997, the Company took approximately $8.4 million in charges, including a loss on impairment of assets, legal and dispute reserves, additional film amortization expense and an increase in bad debt reserve. In fiscal 1998 results were adversely impacted by nonrecurring expenses related to a proposed merger between Iwerks and Showscan which did not receive the required shareholder vote in March 1998. In addition, in light of reduced revenues and earnings in fiscal 1997 and 1998, during fiscal 1998, Iwerks reduced its workforce by approximately 10 percent in order to more closely align staffing levels with expected revenues going forward. In an unrelated event, effective February 23,

1998, Charles Goldwater was appointed Chairman of the Board, Chief Executive Officer and President succeeding Roy A. Wright.


RESULTS OF OPERATIONS
---------------------

     The Company derives its revenues primarily from three sources: sales of hardware systems, owned and operated (primarily portable simulation theatres),
and licensing of films.   To a lesser extent, revenues are also earned from
service to existing theatre owners, rental of facilities and camera equipment and production of films for third parties.

Revenues for the fiscal year ended June 30, 1996, 1997 and 1998 are analyzed in the following table (in thousands):



                                                   Fiscal Year Ended June 30
                                        ------------------------------------------------

                                          1996      %      1997      %      1998      %
                                        -------   ----   -------   ----   -------   ----

        Hardware sales & service        $27,998    58%   $25,829    65%   $12,132    48%
        Owned and operated               13,469    28%     8,072    20%     6,871    28%
        Film licensing                    4,800    10%     5,358    14%     5,521    22%
        Film production and other         2,249     4%       325     1%       549     2%
                                        -------   ---    -------   ---    -------   ---
                                        $48,516   100%   $39,584   100%   $25,073   100%
                                        =======   ===    =======   ===    =======   ===

     Revenues on sales of theatre systems are recognized on the percentage-of-completion method, measured by the ratio of percentage of labor hours incurred to-date to estimated total labor hours for each fixed-price contract, over the life of the contract. Accordingly, the timing of shipment schedules as dictated by the customer can result in variability of quarterly revenues and earnings. Likewise, the cash received and used for the contract can vary from quarter-to-quarter with the revenue and cost recognition on the contract. The gross margin for each contract varies based upon pricing strategies, competitive conditions and product mix.

     Revenues from owned and operated (O & O) consist of portable ride simulation theatre revenues derived primarily from ticket sales at state fairs, air shows, and similar events, as well as revenues derived from fixed site joint venture revenues which includes Iwerks' contractual share of the sites' revenues or profits as applicable. Admission revenues from the portable ride simulation theatres are subject to variability due to the seasonal nature of these events and are higher during the summer months. In addition, revenues from O&O for fiscal 1996 and fiscal 1997 were benefited by significant corporate sponsorships. Sponsorship revenues for the portable theatres are recognized ratably over the term of the contract. Sponsorship revenues recognized in fiscal 1998 were significantly lower than the fiscal 1996 and 1997 levels.

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

     A significant portion of the Company's sales are made to customers located outside of the United States, primarily in Asia, South America, Europe and Canada. Revenues for the fiscal years ended June 30, 1996, 1997 and 1998 attributable to sales to these areas are summarized in the following table (in thousands):


                                                    1996                           1997                           1998
                                     ---------------------------       -------------------------       ------------------------
                                                    Percentage of                   Percentage of                 Percentage of
                                       Amount       Total Revenue        Amount     Total Revenue       Amount    Total Revenue
                                     ---------     --------------      ---------   -------------       --------   -------------
Asia                                   $17,311           35.7%          $13,682         34.6%           $5,660        22.6%
South America                              972            2.0%            5,375         13.6%            2,493         9.9%
  (including Mexico)
Europe                                   4,409            9.1%            2,085          5.3%            1,672         6.7%
Canada                                   1,131            2.3%              516          1.3%            1,596         6.4%
                                     ---------      ---------         ---------     --------          --------    --------
       Total Export Revenues           $23,823           49.1%          $21,658         54.7%          $11,421        45.6%
                                     =========      =========         =========     ========          ========    ========

     The Company maintained an office in Hong Kong and in June 1998 closed this office to affiliate with a sales representative that has offices in Hong Kong and Shanghai to support sales to Asia. The Company also maintains a satellite office in London, England to support its European sales. South American sales are supported out of the Sarasota, Florida office. International operations and sales may be subject to political and economic risks, including political instability, currency fluctuations, changes in import/export regulations, tariff and freight rates. In addition, various forms of protectionist trade legislation have been proposed in the United States and in certain other countries. Any resulting change in current tariff structures or other trade and monetary policies could adversely affect Iwerks' international operations. Political and economic factors have been identified by the Company with respect to certain markets in which it competes. There can be no assurance that these factors will not result in customers of the Company defaulting on payments owed to Iwerks, or in the reduction of potential purchases of the Company's products. Recent turmoil in the economies of the countries in Asia have had a material adverse affect on the Company's revenues and results of operations. Revenues attributable to sales in Asia declined from $17.3 million for fiscal 1996 (representing 35.7% of the Company's revenues) to $5.7 million in fiscal 1998 (representing 22.6% of the Company's revenues). In addition, the Company did not enter into a new hardware sales contract for delivery in Asia during the fiscal year ended June 30, 1998. Subsequent to June 30, 1998, however, the Company finalized two sales contracts totaling $3.4 million with Chinese customers and an additional two contracts totaling $1.4 million with customers in Japan. If recent economic problems experienced in Asia, Russia, and Eastern Europe were to spread to Europe, South America or the United States, it could have a material adverse affect upon the Company's revenues and results of operations. The Company is not able to predict to what extent, or for what period, these economic trends may adversely affect the sales of its products. Typically, sales outside the United States are denominated in United States dollars and are backed by bank letters of credit, which reduce the risks related to international sales.

COMPARISON OF YEAR ENDED JUNE 30, 1998 TO YEAR ENDED JUNE 30, 1997
------------------------------------------------------------------

     REVENUES

     Revenue for the fiscal year ended June 30, 1998 decreased $14.5 million or 37% from the fiscal year 1997 revenue. Hardware sales and service decreased by $13.7 million or 53% from the prior fiscal year. Most severely impacted were hardware sales in the Asia-Pacific region, which decreased $8.1 million due to the continued economic downturn in that part of the world. North American and South American hardware sales declined in 1998 by $6.0 million primarily as a result of timing of projects. However, North American hardware bookings were higher in fiscal 1998 as compared to fiscal 1997.

     Owned and operated revenue decreased $1.2 million or 15%, primarily from the Company's 16 touring ride simulators (Reactors), due primarily to the loss of a major sponsor (AT&T Corp.) during fiscal year 1997. In addition, there was one less Reactor in 1998 as it was sold in June of 1997. The loss of AT&T Corporation accounted for $1.4 million in lower revenues, however the general admission portion of this business increased by $570,000. The Company continues to actively seek other sponsors as well as other alternatives to increase the utilization of the 16 Reactors.

     Film licensing revenue increased 3% from fiscal 1997 to fiscal 1998 due primarily to a net increase in the number of theatres which license films partially offset by pricing declines. The increase in film production and other was primarily due to additional revenue generated for theatre and equipment rentals.

     COST OF SALES

     Cost of sales primarily includes costs of theatre systems sold, expenses associated with operating portable ride simulation theatres, and costs associated with film production and licensing fees. The cost of theatre systems include the cost of components, customization, engineering, project management, assembly, system integration and installation. Also included in cost of sales are royalties payable to a former joint venture partner and estimated warranty expenses. The costs associated with film license fees primarily reflect amortization of film production costs over the lives of certain films and royalties paid to third parties. The cost of sales associated with operating portable ride simulation theatres include costs for personnel, depreciation and amortization, event fees, fuel, insurance and maintenance.

     Cost of sales as a percentage of sales was 73% and 78% for the fiscal years ended June 30, 1997 and 1998, respectively. The increase in cost of sales, in 1998 compared with 1997, as a percentage of sales was primarily due to the absorption of certain fixed overhead charges which did not decrease as revenues decreased.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses (SG&A) include personnel costs, trade shows and other promotional expenses, sales commissions, travel expenses, public relations costs, amortization of goodwill, professional fees, research and development costs and divisional administrative costs.

     Selling, general and administrative expenses were $15.4 million and $16.0 million, for the years ended June 30, 1997 and 1998, respectively.

     The $600,000 increase in selling, general and administrative expenses between fiscal 1997 and 1998 was due primarily to a $1.6 million charge for severance payments made to employees, including the former Chief Executive Officer and other officers, partially offset by a 10 percent decrease in employee related expenses. This decrease in employee related expenses was due primarily to lower overall staffing levels than that of the prior year as a result of work force reductions made in fiscal 1998.

     MERGER RELATED EXPENSES

     The Company incurred a total of $1.8 million of non-recurring expenses related to the proposed merger with Showscan which did not receive the required shareholder vote in March 1998. These costs were primarily professional legal, accounting and investment banking fees of which $1.6 million was expensed in fiscal 1998 and $250,000 expensed in fiscal 1997.

     INTEREST INCOME & EXPENSE

     Interest income for fiscal 1997 and 1998 was $1.1 million and $0.8 million, respectively. The decrease from 1997 to 1998 resulted primarily from a reduction in the invested cash balances during the 1998 fiscal year.

     Interest expense for fiscal 1997 and 1998 was $391,000 and $247,000, respectively. This decrease resulted primarily from the scheduled maturity of notes payable in fiscal 1998.

     INCOME TAXES

     The provisions for income taxes were $117,000 and $23,000 to the years ended June 30, 1997 and 1998, respectively. As the Company has significant net losses, the income tax provisions are primarily for foreign taxes and minimum state taxes.

     NET INCOME (LOSS)

     The Company recorded net loss of $9,956,000 in 1997, compared to a net loss of $11,560,000 in 1998 due to the reasons mentioned above.

COMPARISON OF YEAR ENDED JUNE 30, 1997 TO YEAR ENDED JUNE 30, 1996
------------------------------------------------------------------

     REVENUES

     Revenue for the fiscal year ended June 30, 1997 decreased $8.9 million or 18% from the fiscal year 1996 revenue. Owned and operated revenue decreased $5.4 million or 40%, primarily from the Company's 17 Reactors, due primarily to the loss of a major sponsor (AT&T Corp.) in the first quarter of fiscal 1997. In addition, fiscal 1996 revenue included a $2.5 million cancellation settlement for an event which was to be held at World Expo in Tokyo, Japan and there were no such cancellation revenue in fiscal 1997. During the remaining portion of the fiscal year the Company aggressively pursued new sponsorship opportunities and looked at other options to replace these revenues. The loss of the major sponsor, that utilized 5 of the Reactors throughout fiscal 1996, resulted in excess capacity between early

Fall and late Spring of fiscal 1997. In June, 1997 one of the Reactors was sold to a customer in Korea.

     The $2.2 million reduction in hardware sales and service resulted from a reduced number of hardware contracts in fiscal 1997 compared with fiscal 1996. Film licensing revenue increased 12% from fiscal 1996 to fiscal 1997 due primarily to an increase in the number of theatres which license films. The decrease in film production and other was due to no films produced in fiscal 1997 compared to two films produced in fiscal 1996.

     COST OF SALES

     Cost of sales as a percentage of sales was 59% and 73% for the fiscal years ended June 30, 1996 and 1997, respectively.

     One of the primary reasons for the decrease in the gross margins between fiscal 1997 and 1996 was due to $1.5 million of charges to cost of sales made in the fourth quarter of fiscal 1997 due to changes in accounting estimates. These included additional film amortization expense on films which have not achieved their projected revenue ($746,000), additional reserve disputes ($450,000), increased warranty reserve ($147,000) due to increased work performance on a contract, and a reduction of previously recognized earnings by $205,000 in connection with the cancellation of a contract. In addition, the costs related to the revenue received from the cancellation settlement of the Tokyo World Expo in 1996 were nominal resulting in an unusually high margin in fiscal 1996 which did not occur in fiscal 1997.

     SELLING GENERAL AND ADMINISTRATIVE EXPENSES

     Selling General and Administrative Expenses were $17.4 million and $15.4 million for the fiscal years ended June 30, 1996 and 1997, respectively.

     The $2.0 million reduction in Selling, General and Administrative expenses between fiscal 1997 and 1996 was due primarily to reduced employee related compensation ($2.3 million), legal and accounting expenses ($0.6 million) and travel and entertainment expenses ($0.6 million). These reductions were partially offset by an increase in the provision for doubtful accounts ($0.8 million), increased research and development expenditures ($0.4 million) and increased accrued expenses related to a regulatory audit ($0.3 million).

     LOSS ON IMPAIRMENT OF ASSETS

     Due to the Company being unable to replace the major sponsorship revenue from AT&T Corp. for its portable simulation theatre business and the resulting excess capacity this generated during the winter months as described above in the "Revenues" section, the Company recognized a non-cash charge of $5.6 million in fiscal 1997 primarily for its portable simulation theatres in accordance with Financial Accounting Standards Board (FASB) release Number 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The loss was calculated as the excess of the carrying value of the portable simulation theatre assets over the estimated future discounted cash flow from these theatres during the next six fiscal years. (See Note 12 of Notes to Consolidated Financial Statements). The impairment occurred in the fourth quarter of fiscal 1997 as a result of disappointing results and an under utilization of Reactors during the quarter, sponsorship and general admission events below expectations, and the lack of significant sponsorship backlog as of June 30,

1997.

     INTEREST INCOME AND EXPENSE

     Interest income for fiscal 1996 and 1997 was $1.2 million and $1.1 million, respectively. This decrease resulted primarily from changes in the invested cash balances during the respective periods.

     Interest expense for fiscal 1996 and 1997 was $380,000 and $391,000 resulted primarily from financing costs on the portable ride simulation theatres.

     INCOME TAXES

     The provisions for income taxes were $149,000 and $117,000 for the years ended June 30, 1996 and 1997, respectively. As the Company had significant net operating loss carry forwards, the income tax provisions are primarily for foreign taxes and state taxes.

     NET INCOME (LOSS)

     The Company recorded a net income of $3,099,000 in 1996, compared to net loss of $9,956,000 in 1997 due to the reasons mentioned above.

SEASONALITY AND FLUCTUATING QUARTERLY RESULTS
---------------------------------------------

     The following tables set forth unaudited data regarding operations for each quarter of fiscal 1997 and 1998 and the percentage of the Company's revenue and expenses represented by each item of the respective quarter. This quarterly information has been prepared on the same basis as the annual consolidated financial statements and, in management's opinion, contains all adjustments necessary to fairly state the information set forth herein. The operating results for any quarter are not necessarily indicative of results for any future period.



                                              Fiscal 1997                                      Fiscal 1998
                                 -------------------------------------      -----------------------------------------
                                  First       Second     Third     Fourth       First     Second     Third     Fourth
(Dollars in thousands)            Quarter    Quarter    Quarter   Quarter       Quarter   Quarter    Quarter   Quarter
----------------------           --------   --------    -------   -------    ----------  --------   --------  --------

Revenue                           $9,594     $10,023    $11,042    $ 8,925    $ 8,052    $ 5,989    $ 4,483    $ 6,549
Cost of Sales                      6,236       6,955      7,335      8,422      4,789      5,168      4,195      5,501
                                  ------     -------     -------   -------    -------    -------    -------    -------
Gross Margin                       3,358      3,068       3,707        503      3,263        821        288      1,048
Selling, general and
   administrative                  3,381      3,322       3,582      5,088      3,605      4,311      4,637      3,446
Merger related expenses               --         --          --        250        313        218        888        134
Loss on impairment of assets          --         --          --      5,586         --         --         --         --
Interest (income) expense, net      (197)      (197)       (145)      (195)      (149)      (208)      (160)       (78)
                                  ------     ------     -------   --------    -------    -------    -------    -------
Income (loss) before provision
  for taxes                          174        (57)        270    (10,226)      (506)    (3,500)    (5,077)    (2,454)
Provision for taxes                   --         --         --         117         --         --         --         23
                                  ------     ------     -------   --------    -------    -------    -------    -------
Net income (loss)                 $  174     $  (57)    $   270   $(10,343)   $  (506)   $(3,500)   $(5,077)   $(2,477)
                                  ======     ======     =======   ========    =======    =======    =======    =======

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

     A significant portion of the Company's operating expenses are relatively fixed, and planned expenditures are primarily based upon revenue forecasts. The decline in revenue, as shown in the above chart, is primarily from hardware sales which were significantly lower from customers in the Asia-Pacific region. The sales cycle for the sale of a single attraction by the Company typically ranges between six and eighteen months. The Company has little control over the timing of customer purchases. Although revenue decreased in fiscal 1998, backlog orders for new hardware contracts was higher at June 30, 1998 than on the same date in 1997. In fiscal 1997, the fourth quarter net income was impacted by the charge for the asset impairments of $5.6 million as well as cost of sales expenses totaling $1.5 million for additional film amortization expense on films which have not achieved their projected revenue, additional reserve for disputes, increased warranty reserve and a reduction of previously recognized earnings in connection with the cancellation of a contract. Also Selling, General and Administrative expenses were higher in the fourth quarter of fiscal 1997 due to an increase to the allowance for doubtful accounts due to receivables which were deemed uncollectable, a legal reserve that first arose in the fourth quarter and increased accrual due to a regulatory audit. In the second and third quarters of fiscal 1998, the Company's selling, general and administrative expenses increased due to severance costs associated with a Company wide layoff and termination of certain others, including the Chief Executive Officer, as well as recruitment costs for new management and directors. Also as a result of this downsizing, the Company's selling, general and administrative expenses were lower in the fourth quarter of fiscal 1998.

     The seasonal fluctuations in earnings also may cause volatility in the stock prices of the Company. While a significant portion of the Company's expense levels are relatively fixed, the timing of increases in expense levels is based in large part on the Company's forecasts of future sales. If net sales are below expectations in any given period, the adverse impact on results of operations may be magnified by the Company's inability to adjust spending quickly enough to compensate for the sales shortfall. The Company may also choose to reduce prices or increase spending in response to market conditions, which may have a material adverse effect on the Company's results of operations.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Since 1994, the Company has financed its operations primarily from net proceeds of $47 million from an initial public offering of the Company's Common Stock in fiscal 1994 and cash flow from operations. The Company has also received cash in the amount of $5 million for the sale of certain distribution rights during the three fiscal years ending June 30, 1996 and proceeds from the financing of certain equipment purchases.

     In fiscal 1998, approximately $1.3 million in cash was used in operating activities. Iwerks' major investing activities included the sale of debt securities partially offset by purchases of property and equipment and additions to the film library. During fiscal 1998, the major financing activities were the scheduled payments of capital leases and notes payable.

     In fiscal 1997, approximately $1.0 million was provided by operating activities. The Company's major investing activities included investments in joint ventures for $1.2 million, additions to film library of approximately $2.5 million, acquisition of Pioneer (see Note 2 of Notes to Consolidated Financial Statements) and related patent for $1.09 million, and purchase of property and equipment for $1.2 million. Financing activities included repayment of notes payable and capital leases of $2.1 million.

     At June 30, 1998 the Company had cash and short-term investments of approximately $10.5 million compared to $19.1 million at June 30, 1997 and $25.3 million (including long-term investments of approximately $5.8 million) at June 30, 1996. In addition, the Company maintained an unsecured $5 million bank line of credit. The Company's cash and short-term investment balances have continued to decline since June 30, 1998 and the Company expects to experience further declining balances during the remainder of fiscal 1999. In addition, the history of losses and negative cash flow resulted in the Company's bank terminating the Company's line of credit. Management believes that its existing cash balances and short-term investments, combined with anticipated cash flow from operations, will continue to decline, however they will be sufficient to meet its cash requirements through the end of fiscal 1999. However, if the Company is unable to achieve its projected cash flow from operations, the Company may experience significantly reduced cash and short-term investments, which could result in the Company not being able to meet its operating needs. Recent operating losses, the Company's declining cash balances, the ongoing financial turmoil in Asia (historically the Company's largest market and a significant source of operating revenues), the Company's historical stock performance, and a general decrease in investor interest in the Company's industry, may make it difficult for the Company to attract equity investments on terms that are deemed to be favorable to the Company. In addition, the losses in fiscal 1997 and fiscal 1998 make it more difficult for the Company to attract significant debt financing. Although the Company anticipates that its cash balances will decrease during fiscal 1999, management is in the process of implementing a plan which it believes will facilitate a return to profitability and increase the cash flow beyond fiscal 1999. This plan includes, among other things, changes to senior management, expansion of the Board of Directors, developing and marketing new products, seeking new markets for the Company's simulation and film capabilities, the establishment of new strategic vendor and customer partnerships and aggressively reducing expenses. In the event that cash flow from operations is less than that anticipated, in order to preserve cash, the Company would be required to reduce expenditures for capital projects (including new films) and research and development, or effect further reductions in its corporate infrastructure, any of which could have a material adverse affect on the Company's future operations. At June 30, 1998 the Company was committed to approximately $3.1 million of capital expenditures to be made in fiscal 1999.

IMPACT OF YEAR 2000
-------------------

     Some of the Company's older computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     The Company with the assistance of consultants, has completed its initial assessment of its existing internal computer systems and after reviewing various factors, one of which being the year 2000 issue, has determined that modifications or upgrades to or replacements of certain software and hardware is required. The Company's most critical software systems are its assembly and financial software systems. The Company has determined that these systems will require replacement. The Company's initial estimate of the cost of such replacement is $400,000, which includes approximately $350,000 for the purchase and implementation of new software and hardware (which will be capitalized and amortized over their respective useful lives) and approximately $50,000 of which will be expenses in the period incurred. The Company has not yet completed the process of selecting its preferred systems or vendors and consequently the Company's estimates may change depending upon the systems but does not believe they will be material. At June 30, 1998, the Company had incurred approximately $25,000 in connection with this project.

     The Company believes that the required changes to its existing computer systems will be installed and tested by June 30, 1999, which is prior to any anticipated impact on its operating systems. Although the Company believes that with these changes, the year 2000 issue will not pose significant operational problems for the Company, there can be no assurances that the Company will not experience serious unanticipated negative consequences and/or material additional costs caused by an undetected error or defect in the technology used in its internal systems which are purchased from third parties.

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

     The Company's engineers have reviewed all of the Company's significant products and do not believe there is any date sensitive software included in products sold by the Company since 1994. Some products sold by Omni Entertainment, a company acquired in 1994, may have date-sensitive computers which may result in incorrect date displays. The Company is in the process of notifying these customers of this concern and is providing the necessary tools to test their equipment. The Company does not expect to incur a material cost to test or correct products initially sold by the Company.

     The Company is also in the process of surveying key vendors to insure they are year 2000 compliant. As of September 18, 1998 the Company is unaware of any key vendors who are not compliant, however such survey is not yet complete.


FACTORS THAT MAY AFFECT FUTURE RESULTS
--------------------------------------

     HISTORY OF OPERATING LOSSES; FLUCTUATING PERIODIC OPERATING RESULTS AND CASH FLOW

     The Company has sustained substantial operating losses in four of its last five fiscal years. The Company's revenues in fiscal 1998 decreased by $14.5 million or 37% from fiscal year 1997 revenues. Although the Company expects to sustain a loss in the first quarter of fiscal 1999, revenues will be higher than in the prior three quarters. For all of fiscal 1999, the Company will not be able to achieve profitable operations unless revenues significantly increase to pre-1998 levels or above, or unless expenses are substantially decreased. Management believes that the fiscal 1999 revenues from hardware sales will exceed the fiscal 1998 level because the revenue to be recognized from the hardware sales backlog (defined as a signed sales contract with a customer deposit) at September 18, 1998 will exceed the hardware revenue recognized in all of fiscal 1998. Additionally, while the Company took measures in fiscal 1998 to decrease the level of its SG&A expenses, management continues to examine its operations to achieve greater operating efficiencies and increase its revenues. However, there can be no assurance that the Company will be able to achieve profitable operations in fiscal 1999.

     DEPENDENCE ON PRODUCTION OF FILM SOFTWARE; FINANCIAL RISKS OF FILM
     PRODUCTION

     The Company's ability to implement its business strategy depends in large part upon its ability to successfully create, produce and market entertainment and educational film software for exhibition in its theatre systems. The size and quality of the Company's library of film software titles is a material factor in competing for sales of the Company's attractions and developing the Company's base of recurring revenue. The Company has invested $0.8 million, $2.5 million and $3.9 million in film software during fiscal 1996, 1997 and
1998, respectively.   The Company has commitments to  invest approximately $0.7
million in film software in fiscal 1999. The Company's recent operating losses and declining cash balance have caused it to decrease the level of its investments in film software, which may have an adverse affect on revenues on future periods.

     The Company generally produces and develops specialty films and videos for its library with production budgets ranging from approximately $100,000 to $2.0 million. While the Company may enter into participation, licensing or other financing arrangements with third parties in order to minimize its financial involvement in production, the Company generally is subject to substantial financial risks relating to the production and development of new entertainment and educational software. The Company typically is required to pay for the production of software during the production period prior to release and typically is unable to recoup these costs from revenues from exhibition licenses prior to 24 to 36 months following release. There can be no assurance that Iwerks will be able to create and produce additional software for its library which will be perceived by its customers to be of high quality or high entertainment value.

     At June 30, 1998, the Company had recorded on its balance sheet $5.3 million in film library costs. The Company periodically reviews the net realizable value of its film inventory and makes adjustments to its carrying value when appropriate. While the current carrying value of the Company's film inventory reflects management's belief that it will realize the net amount recorded on its balance sheet, there can be no assurance that it will be able to do so.

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

     In the large screen, special format motion picture business, Iwerks' main competitor is Imax. The 15 perforation 70 millimeter ("15/70") film format is the most predominant large film format due primarily to the large number of films that have been available in that format. Imax is by far the dominant company in this market. Increasingly, large format films are being made available in the 8/70 format, such as "Everest" and others. The Company also sells 8/70 systems that can benefit from this trend.

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

NEW PRODUCT DEVELOPMENT

     The Company operates in a technology driven segment of the entertainment business. As such the Company must continually improve its products to increase their entertainment value while also facing pressure to continually reduce the price of its products to respond to competitive pressures. The Company intends to extend the current product line through innovative use of its current technologies. This also can be accomplished with the Company's effort to identify new strategic partners (see "Business Strategy" section). The Company's recent operating losses and declining cash balances have caused it to consider reducing the level of its capital expenditures and research and development efforts. The inability of the Company to develop new products and to respond to technological developments of its competitors could have a materially adverse effect on its business, operations and financial condition.

INTERNATIONAL OPERATIONS

     A significant portion of the Company's sales and film licensing are made to customers located outside of the United States, primarily, in the Far East, Europe, South America and Canada. During fiscal 1996, 1997 and 1998, 49%, 55% and 46% of the Company's revenues, respectively, were derived from sales outside the United States. During fiscal 1998, no country (other than the United States) accounted for more than 10% of the Company's revenues. During fiscal 1997, China accounted for approximately 14% of the Company's revenues and in fiscal 1996 Japan accounted for approximately 11% of the Company's revenues. The Company expects a significant portion (between 40% and 60%) of the Company's sales in fiscal 1999 and 2000 will be to customers outside of the United States, similar to the percentage experienced in the past three years. International operations and sales of the Company may be subject to political and economic risks, including political instability, currency controls, exchange rate fluctuations (which, in the event of a decrease in value of foreign currency to the dollar can significantly affect the affordability of the Company's products overseas), changes in import/export regulations, tariff and freight rates, longer accounts receivable collection patterns, changes in regional or worldwide economic or political conditions and natural disasters. In addition, various forms of protectionist trade legislation have been proposed in the United States and certain other countries. Any resulting changes in current tariff structures or other trade and monetary policies could adversely affect the Company's international operations. Political and economic factors have been identified by the

Company with respect to certain markets in which it competes. There can be no assurance that these factors will not result in customers of the Company defaulting on payments due to it, or in the reduction of potential purchases of their products. The Company does not engage in any hedging programs.

CURRENT TRENDS IN THE GLOBAL ECONOMY

     The Company's revenues and profitability are dependent on the strength of the national and international economies. In a recessionary or deflationary environment, sales of the Company's products and products of other entertainment companies may be adversely affected. Theme parks and other out-of-home entertainment venues may also experience a downturn in sales which could reduce the funds available for capital improvements and film licensing, resulting in price and other concessions and discounts by the Company in order to maintain sales activity. Recent turmoil in the economies of the countries in Asia have had a material adverse affect on the Company's revenues and results of operations. Revenues attributable to sales in Asia declined from $17.3 million for fiscal 1996 (representing 35.7% of the Company's revenues) to $5.7 million in fiscal 1998 (representing 22.6% of the Company's revenues). In addition, the Company did not enter into a new hardware sales contract for delivery in Asia during the fiscal year ended June 30, 1998. Subsequent to June 30, 1998 however, the Company finalized two sales contracts totaling $3.4 million with Chinese customers and an additional two contracts totaling $1.4 million with customers in Japan. If recent economic problems experienced in Asia, Russia, and Eastern Europe were to spread to Europe, South America or the United States, it could have a material adverse affect upon the Company's revenues and results of operations. The Company is not able to predict to what extent, or for what period, these economic trends may adversely affect the sales of its products.

DEPENDENCE ON DIRECTORS AND SENIOR MANAGEMENT; RECENT CHANGES TO KEY PERSONNEL

     During fiscal 1998, many of the Company's executive officers including its CEO have changed. Current executive officers are Charles Goldwater, Chairman of the Board and Chief Executive Officer, Bruce C. Hinckley, Executive Vice President, Chief Financial Officer and Secretary, Jack Shishido, Senior Vice President of Worldwide Sales and Marketing, Jon Corfino, Senior Vice President Film Development and Distribution and Dan Griesmer, Senior Vice President and General Manager. Further, during fiscal 1998 and the first two months of fiscal 1999, as a result of downsizing and voluntary resignations, the Company has experienced a reorganization in its sales, marketing, human resources, film distribution, engineering, project management and assembly staffs. Between March 6, 1997, and June 30, 1998 three members of the Board of Directors have resigned and since February 1998 three new Board members have joined the Company. The Company continues to search for one additional Board member which will bring the total members of the Board to seven.

     The recruitment, retention and motivation of skilled directors, executives, sales, technical and creative personnel and other employees are important to the operations of the Company. The Company's turnover in management personnel has placed, and could continue to place, a significant strain on Iwerks' management and other resources. In addition, there is competition for management and creative personnel in the industries in which the Company operates. Also, the recruitment and retention of qualified employees is restricted because as of September 18, 1998 the Company has less than 25,000 shares available for future stock option grants under its existing stock option plans. There can be no assurance that the Company will not encounter difficulties in recruiting and retaining qualified personnel in the future. Should any key executive officer cease to be affiliated with the Company before a qualified replacement is found, the Company's business could be materially adversely affected.

VOLATILITY OF STOCK PRICE

     The Company's stock price has been, and could continue to be, highly volatile. The market price of the Company's Common Stock has fluctuated substantially in recent periods. During fiscal 1998 and through September 18, 1998, the Company's market price has ranged from a low of $1.25, to a high of $5.625 per share. Future announcements concerning the Company or its competitors, quarterly variations in operating results, introduction of new products or changes in product pricing policies by the Company or its competitors and acquisition or loss of significant customers may affect or be perceived to affect the Company's operations, or changes in earnings estimates by analysts, among other factors, could cause the market price of the Company's Common Stock to fluctuate substantially. In addition, stock markets have experienced extreme price and volume volatility in recent years. This volatility has had a substantial effect on the market prices of securities of many smaller public companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock.

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

     A number of provisions of the Company's Certificate of Incorporation and By-Laws and the

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
----------------------------------------------------

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Iwerks Entertainment, Inc.

We have audited the accompanying consolidated balance sheets of Iwerks Entertainment, Inc. as of June 30, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Iwerks Entertainment, Inc. at June 30, 1997 and 1998 and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



Los Angeles, California                         Ernst & Young LLP
August 5, 1998

                     Iwerks Entertainment, Inc.

                    Consolidated Balance Sheets

                               Assets

                           (in Thousands)

                                                                   June 30,
                                                               -----------------
                                                                 1997      1998
                                                               -------   -------
Current assets:

  Cash and cash equivalents                                    $ 3,608   $ 7,542

  Short-term investments (Note 3)                               15,459     2,922

  Trade accounts receivable, net of allowance for doubtful
    accounts (Note 1)                                            5,447     3,521

  Costs and estimated earnings in excess of billings on
    uncompleted contracts (Note 4)                               6,339     1,574

  Inventories                                                    3,835     3,366

  Other current assets                                             567       706
                                                               -------   -------

      Total current assets                                      35,255    19,631

Portable simulation theatres at cost, net of
  accumulated depreciation                                       4,018     3,413

Property and equipment at cost, net of
  accumulated depreciation and amortization (Note 6)             2,920     4,329

Film inventory at cost, net of amortization (Note 1)             3,439     5,308

Goodwill, net of amortization (Notes 1 and 2)                   15,367    14,742

Other assets                                                     3,530     3,380
                                                               -------   -------

      Total assets                                             $64,529   $50,803
                                                               =======   =======


                            See accompanying notes.

                          Iwerks Entertainment, Inc.


                          Consolidated Balance Sheets
                     Liabilities and Stockholders' Equity

                     (in Thousands, Except Share Amounts)

                                                                  June 30,
                                                           ---------------------
                                                             1997        1998
                                                           --------    ---------
Current liabilities:
  Accounts payable                                         $  3,435    $  1,982

  Accrued expenses                                            8,793       6,823

  Notes payable, current portion                                 81           -

  Billings in excess of costs and estimated
    earnings on uncompleted contracts (Note 4)                  990       2,971

  Deferred revenue                                              278         308

  Capital leases, current portion (Note 10)                     739         803

                                                           --------    --------
      Total current liabilities                              14,316      12,887

Capital lease obligations, excluding
  current portion (Note 10)                                   1,827       1,082

                                                           --------    --------
      Total liabilities                                      16,143      13,969

Commitments and contingencies (Note 10)

Stockholder's' equity (Note 9):

  Preferred stock, $0.01 par value, 1,000,000                     -           -
    authorized, none issued and outstanding

  Common stock, $.001 par value,  50,000,000 shares              57          57
    authorized; 12,160,102 (1997) and 12,344,807 (1998)
    issued and outstanding

Paid-in capital                                              78,016      78,024
Deficit                                                     (29,687)    (41,247)
                                                           --------    --------
      Total stockholders' equity                             48,386      36,834
                                                           --------    --------
        Total liabilities and stockholders' equity         $ 64,529    $ 50,803
                                                           ========    ========

                            See accompanying notes.

                          Iwerks Entertainment, Inc.

                     Consolidated Statements of Operations

                   (in Thousands, Except Per Share Amounts)


                                                           Years ended June 30,
                                                   ----------------------------------
                                                     1996         1997         1998
                                                   --------     --------     --------
Revenue                                            $48,516      $ 39,584     $ 25,073

Cost of sales                                       28,675        28,948       19,653
                                                   -------      --------     --------

Gross margin                                        19,841        10,636        5,420

Selling, general and administrative expenses        17,377        15,373       15,999

Merger related expenses                                  -           250        1,553

Loss on impairment of assets                             -         5,586            -
                                                   -------      --------     --------

Income (loss) from operations                        2,464       (10,573)     (12,132)

Interest income                                      1,164         1,125          842

Interest expense                                      (380)         (391)        (247)
                                                   -------      --------     --------

Income (loss) before provision for income taxes      3,248        (9,839)     (11,537)

Provision for income taxes (Note 8)                    149           117           23
                                                   -------      --------     --------

Net income (loss)                                  $ 3,099      $ (9,956)    $(11,560)
                                                   =======      ========     ========

Basic income (loss) per common share (Note 5)      $   .28      $   (.84)    $   (.95)
                                                   =======      ========     ========

Diluted income (loss) per common share (Note 5)    $   .26      $   (.84)    $   (.95)
                                                   =======      ========     ========

Weighted average shares outstanding - Basic         10,945        11,855       12,212
                                                   =======      ========     ========

Weighted average shares outstanding - Diluted       12,144        11,855       12,212
                                                   =======      ========     ========


                            See accompanying notes.

                          Iwerks Entertainment, Inc.

                Consolidated Statements of Stockholders' Equity

                                (in Thousands)


                                                           Common Stock                                 Retained
                                                           ----------------   Paid    Unearned stock    Earnings
                                                           Shares   Amount   capital   compensation     (deficit)   Total
                                                           ------   -------  -------  --------------   ----------  ------

Balance at June 30, 1995                                   10,592   $   55   $73,411   $         (263)   $(22,830)   $ 50,373
                                                           ------   -------  -------   --------------    --------    --------
Issuance of common stock in connection with the                75        -     1,600                -           -       1,600
class action settlement (Note 15)

Common stock options and warrants exercised (Note 9)          961        1     1,579                -           -       1,580

Retirement of common stock                                    (40)       -      (250)               -           -        (250)

Amortization of unearned stock compensation                     -        -         -              263           -         263

Net income                                                      -        -         -                -       3,099       3,099
                                                           ------   -------  -------   --------------    --------    --------
Balance at June 30, 1996                                   11,588       56    76,340                -     (19,731)     56,665
                                                           ------   ------   -------   --------------    --------    --------

Common stock issued in connection with the Purchase of        299        1     1,200                -           -       1,201
Pioneer (Note 2)

Common stock options and warrants exercised (Note 9)          273        -       476                -           -         476
Net loss                                                        -        -         -                -      (9,956)     (9,956)
                                                           ------   -------  -------   --------------    --------    --------
Balance at June 30, 1997                                   12,160       57    78,016                -     (29,687)     48,386
                                                           ------   -------  -------   --------------    --------    --------

Common stock options and warrants exercised (Note 9)           25        -         8                -           -           8

Issuance of common stock issued in connection with the
class action settlement (Note 15)                             160        -         -                -           -           -

Net loss                                                        -        -         -                -     (11,560)    (11,560)
                                                           ------   -------  -------   --------------    --------    --------

Balance at June 30,  1998                                  12,345   $   57   $78,024   $            -    $(41,247)   $ 36,834
                                                           ======   ======   =======   ==============    ========    ========


                            See accompanying notes.

                          Iwerks Entertainment, Inc.

                     Consolidated Statements of Cash Flows

                                (in Thousands)

                                                                       Year ended June 30,
                                                                --------------------------------
                                                                 1996        1997         1998
OPERATING ACTIVITIES                                            -------     -------     --------
Net (loss) income                                               $ 3,099     $(9,956)    $(11,560)
Adjustments to reconcile net (loss) income
  to net cash provided by (used in) operating activities:
    Depreciation and amortization                                 6,438       6,279        4,628
    Write-down of assets to net realizable value                      -       5,587            -
    Changes in operating assets and liabilities:
       Trade accounts receivable, net                             1,282        (639)       1,926
       Costs and estimated earnings in excess of
         billings on uncompleted contracts                       (2,772)       (637)       4,765
       Inventories                                                 (656)     (1,012)         469
       Other current assets                                         412        (152)        (139)
       Accounts payable and accrued expenses                       (775)      1,389       (3,423)
       Billings in excess of costs and estimated
         earnings on uncompleted contracts                       (1,424)       (116)       1,981
       Deferred revenue                                          (1,873)        217           30
                                                                -------     -------     --------
         Net cash provided by (used in) operating activities      3,731         960       (1,323)

INVESTING ACTIVITIES
Investment in limited partnership and joint ventures                  -      (1,162)        (426)
Investment in portable simulation theatres and patents             (184)       (108)         (46)
Purchases of property and equipment                                (312)     (1,247)      (2,333)
Additions to film inventory                                        (790)     (2,548)      (3,917)
Investment in debt securities                                     2,247      (2,851)      12,537
Purchase of Pioneer and acquisition of related patent
  net of cash acquired and stock issued                               -      (1,088)           -
Proceeds from sale of portable simulation unit                        -       1,184            -
                                                                -------     -------     --------
         Net cash provided by (used in) investing activities        961      (7,820)       5,815

FINANCING ACTIVITIES
Proceeds from capital lease                                       3,000           -            -
Repayment of notes payable to related parties                      (372)       (875)           -
Repayment of notes payable                                       (1,819)       (571)         (81)
Payments on capital leases                                         (129)       (700)        (681)
Exercise of stock options and warrants                            1,580         476            8
Retirement of common stock                                         (250)          -            -
Other                                                               241        (536)         196
                                                                -------     -------     --------
         Net cash provided by (used in) financing activities      2,251      (2,206)        (558)
                                                                -------     -------     --------
Net increase (decrease) in cash                                   6,943      (9,066)       3,934
Cash and cash equivalents at beginning of year                    5,731      12,674        3,608
                                                                -------     -------     --------
Cash and cash equivalents at end of year                        $12,674     $ 3,608     $  7,542
                                                                =======     =======     ========

SUPPLEMENTAL INFORMATION TO CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               Year ended June 30,
                                            ------------------------
                                             1996     1997     1998
                                            ------   ------   ------
Cash paid during the year for:
  Interest, net of amount capitalized       $  419   $  411   $  244
                                            ======   ======   ======
  Income taxes                              $   61   $   65   $   23
                                            ======   ======   ======


Supplemental disclosures of non-cash  investing and financing activities:

     In 1997, the Company purchased patents, other assets and all the outstanding common stock of the Pioneer related entities for cash and Iwerks common stock. The Common Stock issued was valued at $1.2 million (see Note 2).

     In 1996, $1,600,000 was recorded to stockholders' equity from accrued expenses due to the issuance of common stock and warrants in connection with the class action settlement (see Note 15).

     Capital lease obligations increased by $3,000,000, in 1996, due to the purchase of portable simulation theatres.


                            See accompanying notes.

                          IWERKS ENTERTAINMENT, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     CONSOLIDATION AND BASIS OF PRESENTATION - Iwerks is a Delaware corporation. Iwerks designs, manufactures, installs and services high resolution, proprietary motion picture theatre attractions. Iwerks' attractions are built around a variety of theatre systems, including fixed and portable simulators, giant screen theatres, 3D theatres and the licensing of the related software.

     Iwerks operates in one business segment, the manufacture, distribution and operation of entertainment and educational hardware and software.

     The financial statements consolidate the accounts of Iwerks and its wholly owned subsidiaries. All significant intercompany amounts and transactions have been eliminated in consolidation.

     Certain reclassifications were made to the financial statements for the year ended June 30, 1997 and 1996 in order to conform to the fiscal 1998 presentation.

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

     Iwerks provides a warranty for contracts generally for a period of twelve months. Such warranty costs are included in cost of sales. The warranty accrual as of June 30, 1997 and 1998 was $1,205,000, and $1,014,000, respectively, and are included in accrued expenses in the accompanying consolidated balance sheet.

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

     Revenues from portable simulation theatres ticket sales are recorded at the time collected and fees from leasing of these simulators are recognized over the related lease periods.

     TRADE ACCOUNTS RECEIVABLE primarily consists of amounts due on contracts and film licenses. Allowance for doubtful accounts was $1,111,000 in 1997 and $1,893,000 in 1998.

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

     Film inventory is comprised of the following (in thousands):

                                                  June 30,
                                            ---------------------
                                              1997         1998
                                            --------     --------
        Films released                      $ 15,204     $ 19,968
        Films in process and development       1,639          792
                                            --------     --------
          Total                               16,843       20,760
        Less accumulated amortization        (13,404)     (15,452)
                                            --------     --------
                                            $  3,439     $  5,308
                                            ========     ========

     The Company estimates that approximately 84% of unamortized film costs at June 30, 1998 will be amortized over the next three fiscal years. Many of the Company's films that have been fully amortized continue to generate revenues.

     PORTABLE SIMULATION THEATRES - Sixteen portable simulation theatres are in operation at June 30, 1998. Depreciation on the portable simulation theatres is computed using the straight line method over the estimated useful lives of the related assets, which range from seven to ten years. Accumulated depreciation was $4,327,000 in 1997 and $ 4,977,000 in 1998 (see Note 12).

     DEPRECIATION AND AMORTIZATION OF PROPERTY AND EQUIPMENT is computed using the straight line method over the estimated useful lives of the assets, which range from three to ten years. Leasehold improvements are amortized over five years or the term of the lease, whichever is shorter.

     GOODWILL (excess purchase price and liabilities assumed over the fair market value of assets acquired) primarily resulted from the acquisition of Omni and is being amortized over thirty years using the straight line method. The remaining goodwill relates to the acquisition of Pioneer Marketing Corporation and a related company (collectively referred to as "Pioneer") (see Note 2)and prior acquisitions and is being amortized over 16 to 25 years. Goodwill is reviewed periodically to determine if the facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based upon discounted cash flows of the acquired business over the remaining amortization period, then the carrying value of the related goodwill will be reduced by the estimated shortfalls of cash flows. Accumulated amortization was $2,737,000 in 1997 and $ 3,421,000 in 1998.

     OTHER ASSETS - Patents are stated at cost, and are being amortized using the straight line method between 10 and 25 years. Iwerks acquired a patent in fiscal 1997 in connection with the Pioneer acquisition in the amount of $1,094,000, and a covenant not to compete in the amount of $50,000 (see Note 2). Accumulated amortization was $329,000 in 1997 and $278,000 in 1998. The Company has entered into joint venture arrangements whereby the Company contributes ride simulation theatre equipment and the joint venture partner contributes site improvements. The Company retains title to the assets it contributes to certain joint ventures, and therefore its investment in joint ventures is carried at historical cost and depreciated over 5 years. The Company receives film licensing fees and cash flow income is split between the joint venture partners.

     ACCRUED EXPENSES - The Company provides for commission and applicable royalties on revenue recognized in connection with certain agreements. The commission accrual as of June 30, 1997 and 1998 was $1,683,000 and $427,000, respectively, and the royalty accrual as of June 30, 1997 and 1998 was $2,285,000 and $2,847,000, respectively. These amounts are included in accrued expenses in the accompanying consolidated balance sheets.

     The Company had legal accruals as of June 30, 1997 and 1998 in the amounts of $671,000 and $584,000, respectively. The Company also had compensation accruals in the amount of $250,000 and $215,000 as of June 30, 1997 and 1998, respectively. These amounts are included in accrued expenses in the accompanying consolidated balance sheets.

     DEFERRED REVENUE represents advance payments received for rental of portable theatre systems and theatre service contracts and are recognized as revenue over the life of the respective agreements.

     RESEARCH AND DEVELOPMENT COSTS are incurred in the design, construction and testing of prototype systems and are charged to expense when incurred. The research and development expenses amounted to $358,000, $726,000 and $766,000 for the years ended June 30, 1996, 1997 and 1998, respectively.

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

     CONCENTRATION OF CREDIT RISK - The Company conducts credit evaluations of customers and believes the credit risk from its customers is minimal.

     QUALIFIED 401K PLAN - The Company has a Defined Contribution 401k Plan ("Plan") for all of its eligible employees. Under the Plan, each employee who has attained the age of eighteen and who has completed three months of service with the Company is eligible to become a participant. Under the Plan, each participant is permitted to make tax deferred voluntary contributions of an amount not to exceed the lesser of 15% of his or her respective compensation and the applicable statutory limitation. Effective July 1997, the Company began making matching contributions not to exceed 3% of participants salaries to the Plan, and has consequently recorded an expense of approximately $109,000 in fiscal 1998.

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

2.   ACQUISITION OF PIONEER

     On March 4, 1997 two newly formed wholly-owned subsidiaries of the Company acquired all the stock of Pioneer (a manufacturer of motion picture projectors) in exchange for 299,101 shares of Iwerks Common Stock. Concurrently, the Company purchased a patent from a partnership related to Pioneer for approximately $1,114,000 in cash. These transactions were accounted for as a purchase with an aggregate purchase price of approximately $2,784,000 including acquisition costs. The aggregate purchase price of Pioneer in excess of the fair value of the identifiable assets of Pioneer at the date of acquisition was $1,536,000 which has been allocated to goodwill. The operations of Pioneer have been consolidated with the operations of the Company from March 4, 1997.

3.   SHORT-TERM INVESTMENTS

     The carrying amounts of the Company's investments in debt securities at June 30, 1997 and 1998 (maturing October, 1998) are as follows (in thousands):

                                              Carrying Amount
                                            -------------------
        Security                              1997        1998
        --------                            -------     -------
        U.S. Treasury Notes                 $ 8,542     $     -
        FNMA Discount Notes                   1,532           -
        Banker's Acceptances                  5,385           -
        Commercial Paper                          -       2,922
                                            -------     -------
        Total Short-Term Investments        $15,459     $ 2,922
                                            =======     =======

     The principal amount, cost and fair value are not materially different than the carrying amount as shown above. There were no sales of available for sale securities for the fiscal year ended 1998 and $5,369,000 of proceeds for the fiscal year ended June 30, 1997. Realized gains or losses from debt securities sold during the year ended June 30, 1997 were not material. The basis on which cost was determined on calculating gains and losses was the specific identification method.

     Investments in debt securities at June 30, 1997 and 1998 are classified as available-for-sale, and the unrealized gains and losses, net of tax, were not material for any year presented.

4.   BILLINGS IN EXCESS OF COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

     Billings in excess of costs and estimated earnings on uncompleted contracts at June 30, 1997 and 1998 consist of the following (in thousands):

                                                        1997         1998
                                                      --------     --------
        Costs incurred on uncompleted contracts       $ 17,684     $ 14,486
        Estimated earnings                              15,513       13,228
                                                      --------     --------
                                                        33,197       27,714
        Less billings to date                          (27,848)     (29,111)
                                                      --------     --------
                                                      $  5,349     $ (1,397)
                                                      ========     ========

     Such costs are included in the accompanying balance sheets at June 30, 1997 and 1998 under the following captions (in thousands):

                                                             1997        1998
                                                           -------     -------
        Costs and estimated earnings in excess of
         billings on uncompleted contracts                 $ 6,339     $ 1,574
        Billings in excess of costs and estimated
         earnings on uncompleted contracts                    (990)     (2,971)
                                                           -------     -------
                                                           $ 5,349     $(1,397)
                                                           =======     =======

5.   NET (LOSS) INCOME PER COMMON SHARE

     In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, Earnings Per Share, which is effective for annual and interim financial statements issued for periods ending after December 15, 1997. The statement requires restatement of prior years' earnings (loss) per share ("EPS"). SFAS No. 128 was issued to simplify the standards for calculating EPS previously found in APB No. 15, Earnings Per Share. SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS. Basic EPS excludes the dilutive effects of stock options and warrants. Diluted EPS reflects all potential dilutive securities.

     The reconciliation of fiscal 1996 weighted average shares outstanding is as follows (in Thousands):

        Weighted average shares outstanding - Basic        10,945
        Effect of dilutive securities:
          Options                                             867
          Warrants                                            332
                                                           ------
        Weighted average shares outstanding - Diluted      12,144
                                                           ======

     Options and warrants to purchase 425,430 and 109,162 shares of common stock during the years ended June 30, 1997 and 1998, respectively were not included in the computation of diluted loss per common share as the effect would be antidilutive.

  6.   PROPERTY AND EQUIPMENT

       Property and equipment, at cost, are summarized as follows at June 30, 1997, and 1998 (in thousands):



                                                                1997         1998
                                                              ------        ------

         Office equipment, furniture and fixtures             $2,120        $2,247
         Operating equipment                                   1,147         1,226
         Film production equipment                             2,616         4,012
         Demonstration theatres                                2,878         3,548
         Leasehold improvements                                1,279         1,279
                                                              ------        ------
               Total                                          10,040        12,312
         Less accumulated depreciation                        (7,120)       (7,983)
                                                              ------        ------
                                                              $2,920        $4,329
                                                              ======        ======

       Certain transportation equipment aggregating $3,711,000 at June 30, 1997 and 1998 were recorded under capital lease agreements. Accumulated depreciation on this equipment was $1,018,000 and $ 1,307,293 at June 30, 1997 and 1998, respectively.

       Depreciation expense amounted to $3,113,000, $2,750,00 and $1,797,000 for the years ended June 30, 1996, 1997 and 1998, respectively, including amounts related to assets under capital leases.

  7.   RELATED PARTY TRANSACTIONS

  During 1993, Itochu Corporation ("Itochu"), a stockholder, agreed to pay the Company $5 million primarily for the right to become the Company's exclusive distributor for a three year term in Asia for its Cinetropolis concept. Cinetropolis is a location based entertainment attraction utilizing multiple Iwerks products combined with food and beverage, retail and other entertainment in a stand-alone 35,000 to 60,000 square foot facility. The $5 million was recorded in deferred revenue and has been amortized over the three year exclusivity period. In addition, Itochu became a nonexclusive agent for Iwerks' other products for seven years. Itochu earns sales commissions on collections from customers on any theatre systems and related software sold by
  Itochu or its agents.    During  the  years  ended   June 30,  1996,   1997
  and  1998,  $610,000,  $489,000,   and  $291,000 respectively, was paid to
  Itochu in connection with this arrangement.

8.      INCOME TAXES


       Provision for income taxes for the three years ended June 30 consists of (in thousands):


                                                                      1996       1997         1998
                                                                     -----       -----        -----
Current:
 Federal                                                             $  47      $  40        $  -
 State                                                                  25         24           8
 Foreign                                                                77         53          15
                                                                     -----      -----       -----
                                                                       149        117          23
Deferred:
 Federal                                                                 -          -           -
 State                                                                   -          -           -
                                                                     -----      -----       -----
                                                                     $ 149      $ 117       $  23
                                                                     =====      =====       =====

 Reconciliation of effective rate of income taxes:


                                                                     1996       1997        1998
                                                                   --------   ---------   --------
Provision for income taxes at statutory
 federal rate of 35%                                               $ 1,137     $(3,444)   $(3,828)
State and local taxes                                                   25          24          8
Foreign taxes                                                           77          53         15
Nondeductible items and
 nontaxable items                                                      399       1,019        266
NOL benefit                                                         (1,489)          -          -
Benefit of net operating loss
 not currently recognized                                                -       2,465      3,562
                                                                   -------     -------    -------
                                                                   $   149     $   117    $    23
                                                                   =======     =======    =======

The deferred tax asset at June 30 consists of (in thousands):

                                                                                 1997      1998
                                                                                ------     ------
Net operating loss                                                             $ 7,461     $ 8,160
Reserves                                                                          (405)       (450)
Asset impairment reserve                                                        (1,507)     (1,507)
Deferred revenues                                                                  (62)        (74)
Film cost amortization                                                             785         542
Other                                                                                8           9
                                                                               -------     -------
                                                                                 6,280       6,680
 Valuation allowance                                                            (6,280)     (6,680)
                                                                               -------     -------
                                                                               $     -     $     -
                                                                               =======     =======

       At June 30, 1998, Iwerks had available federal and state tax net operating loss carryforwards of approximately $ 20,400,000 and $ 9,200,000, respectively, expiring through 2013.

  9. STOCK OPTIONS AND WARRANTS

       The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of Iwerks' employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

       The Company has three stock incentive plans adopted in 1987, 1993, and 1994, respectively, (the "Plans") which provide for the granting to officers, directors, employees and consultants options to purchase shares of Iwerks Common Stock. In aggregate, 3,250,000 shares of Iwerks Common Stock are reserved for issuance under the Plans. In addition the Company has granted other options to purchase 100,000 shares of Iwerks Common Stock to certain officers outside of the Plans. Options generally vest over a four-year period and expire in ten years.

       Terminated employees have 90 days to exercise options, however certain officers, having separation agreements, have as long as 36 months to exercise options. At June 30, 1998, there were 876,500 vested options outstanding relating to four terminated officers which expire at varying dates until May, 2001.

       Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for fiscal year 1996, 1997 and 1998, respectively: risk-free interest rates of 5.74%, 6.36% and 5.55%; weighted-average expected life of the option of 4.64 years, 4.19 years and 4.75 years; zero dividend yields; and a volatility factor of the expected market price of Iwerks' Common Stock of 51%, 51% and 57.5%.

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


                                         1996        1997          1998
                                        ------     --------      --------
Pro Forma net income (loss)             $2,717     $(10,685)     $(12,483)

Pro Forma net income (loss) per share   $ 0.23     $  (0.90)     $  (1.02)

       A summary of the Company's stock option activities and related information for the years ended June 30 are as follows:


                                                                         Number of Shares              Weighted Average
                                                                          (in thousands)                Exercise Price
                                                                          --------------                --------------


Options outstanding July 1, 1995                                               1,708                          $3.54
Options granted                                                                  877                           5.23
Options exercised                                                               (385)                          1.64
Options terminated                                                              (274)                          6.46
Options exercisable at June 30, 1996                                             604                          $3.07

Options outstanding July 1, 1996                                               1,926                          $4.26
Options granted                                                                  660                           5.54
Options exercised                                                               (260)                          1.82
Options terminated                                                              (425)                          4.96
Options exercisable at June 30, 1997                                             696                          $4.30


Options outstanding July 1, 1997                                               1,901                          $4.88
Options granted                                                                  464                           2.90
Options exercised                                                                (24)                           .35
Options terminated                                                              (159)                          5.33

The weighted-average fair value of options granted was $1.45 in fiscal year 1998, $2.64 in fiscal year 1997 and $2.57 in fiscal year 1996.

     The following table summarizes information about stock options outstanding at June 30, 1998:

                                  Options Outstanding                                Options
                                   Weighted  Average                               Exercisable
                        --------------------------------------               -----------------------
                                       Weighted
                                        Average
                     Outstanding       Remaining
                         at           Contractual       Weighted         Exercisable at         Weighted
   Range of         June 30, 1998        Life            Average          June 30, 1998         Average
Exercise Prices     in Thousands       in Years       Exercise Price      in Thousands       Exercise Price
---------------     -------------     -----------     --------------     --------------      --------------
  $  .10-.74               71             3.4              $ .46                71                 $ .46
  $2.25-3.28              435             8.3              $2.68               152                 $2.71
  $3.38-5.02            1,158             4.3              $4.71               906                 $4.82
  $5.19-7.56              488              7               $5.79               265                 $5.77
  $9.00-9.75               30              7               $9.38                20                 $9.29
                        -----                                                -----
                        2,182                                                1,414
                        =====                                                =====

     As of June 30, 1996, 1997 and 1998 the Company had 580,593, 364,582 and
23,099 shares available for future grants under the Plans. As of June 30, 1998 Iwerks has reserved 2,205,446 shares of unissued Iwerks Common Stock for issuance upon exercise of options granted under the Plans and outside the Plans.

     At June 30, 1998 the Company had 470,494 warrants exercisable at $8.78 per share and expiring July 2, 1999 and 8,000 warrants exercisable at $7.30 per share expiring April, 2003. (See Note 15).

10.  COMMITMENTS AND CONTINGENCIES

     The Company leases facilities under operating leases that expire through 2001. Leases that expire are expected to be renewed or replaced. Rental expense for the years ended June 30, 1996, 1997 and 1998 was approximately $617,000, $641,000 and $641,000, respectively.

     Future minimum lease payments under capital and operating leases at June 30, 1998 are as follows (in thousands):

                                          Capital    Operating
                                           leases     leases
                                          --------   ---------
   1999                                    $   963        $435
   2000                                        867         240
   2001                                        294          60
   2002                                          -           -
   2003                                          -           -
                                           -------        ----
   Total minimum lease payments              2,124        $735
                                                          ====
   Less amount representing interest          (239)
                                           -------
                                           $ 1,885
                                           =======

     The Company has also from time to time, provided standby letters of credit to customers as performance bonds. The customers may draw on the letters of credit should Iwerks fail to perform under the terms of the contracts. There were no standby letters of credit outstanding as of June 30,

1998.

     During the year, the Company has entered into employment contracts with four key officers including the CEO. In aggregate, these contracts provide for minimum annual compensation of $740,000. The contracts provide for annual salaries, annual rate increases between 4% and 5%, bonus compensation based on performance and stock options. These contracts have a term of two and three years and provide for termination benefits of a minimum of 15 months annual salary in the event of termination without cause or change of control.

     The Company has guaranteed the debt of a customer in connection with the purchase of a hardware system. The total amount of this debt at June 30, 1998 was approximately $355,000. Subsequent to June 30, 1998, this debt became due and the customer is in default. The Company believes that no material amounts will become payable under its guarantee.

11.  SIGNIFICANT CUSTOMERS AND GEOGRAPHIC INFORMATION

     In 1996, 1997 and 1998 Iwerks had no customers who accounted for more than 10% of consolidated revenue.

     Export revenue by geographic area for the years ended June 30 consist of (in thousands):


                                    1996         1997         1998
                                  --------     --------     --------
        Asia                      $ 17,311     $ 13,682     $  5,660
        South America                  972        5,375        2,493
        Europe                       4,409        2,085        1,672
        Canada                       1,131          516        1,596
                                  --------     --------     --------
        Total export revenue      $ 23,823     $ 21,658     $ 11,421
                                  ========     ========     ========

12.  ASSET IMPAIRMENT IN FISCAL 1997

     The fourth quarter of fiscal 1997 includes a non-cash charge of $5.6 million to record the impact of the adoption of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of." This charge consisted primarily of a reduction in the carrying value of the portable simulation business (touring) to the net present value of the future cash flows expected from these assets. Of the charge, $1.8 million reduced Goodwill, and the balance reduced Iwerks' fixed assets. The Company lost AT&T as a major sponsor of the Reactor' fleet in the first quarter of fiscal 1997. The loss of the major sponsor that utilized five of the Reactors throughout fiscal 1996 resulted in excess capacity between early fall and late spring of fiscal 1997. Since that time, and through the fourth quarter of fiscal 1997, the Company aggressively pursued new sponsorship opportunities and other options to replace those revenues. The failure to consummate those opportunities prior to the end of fiscal 1997 and the lack of sponsorship backlog as of June 30, 1997 prompted the Company to take the charge under SFAS 121.

13.  FOURTH QUARTER ADJUSTMENTS IN FISCAL 1997

     In the fourth quarter of fiscal 1997, certain events occurred which resulted in changes in accounting estimates. These include additional film amortization of $746,000 due to changes in revenue estimates; increased bad debt reserve by $557,000 due to an account which was deemed uncollectable, established a legal and dispute reserve of $850,000 for disputes that first arose in the fourth quarter of fiscal 1997; increase the warranty reserve by $147,000 due to increase work performed on a contract, increased accrued expenses by $320,000 due to a regulatory audit and reduced previously recognized earnings by $205,000 in connection with the cancellation of a contract.

14.  STOCKHOLDERS RIGHTS PLAN

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

15.  LITIGATION

     In the fourth quarter of fiscal year ended 1996, the Company reached an agreement with the plaintiffs to settle all pending shareholder class action suits against the Company and certain of its officers and directors in the United States District Court of the Central District of California. In accordance with the principal terms of the agreement, $1.75 million was paid by the Company's insurance carrier (with unclaimed amounts being returned to the carrier). In fiscal 1996 and 1998 an aggregate of 235,246 shares of Iwerks' Common Stock and 470,494 warrants to purchase Iwerks' Common Stock were issued by the Company to the plaintiffs and their attorneys. The warrants are exercisable through July 2, 1999, and the exercise price is $8.78. The Company will receive the proceeds from the exercise of the warrants if and when they are exercised. The Company took a charge against earnings of $1.7 million in the fourth quarter of fiscal 1995 to reflect the anticipated costs of the settlement. Further, there can be no assurance that others not included in the settlement will not file similar claims in the future.

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

ITEM 9.   CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
--------------------------------------------------------------------------------
DISCLOSURE.
----------

        None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.
--------------------------------------------------------

     On February 21, 1998 Charles Goldwater was appointed Chairman of the Board, Chief Executive Officer and President replacing Roy A. Wright. Mr. Goldwater was formerly the Chief Executive Officer and President of Mann Theatres (Cinemerica Theatres L.P.)

     In March, 1998 Daniel Griesmer was appointed Senior Vice President and General Manager overseeing all areas of product development, touring ride simulation business, manufacturing, project design and field operations.

     In June, 1998 Jack Shishido was appointed Senior Vice President Worldwide Sales and Marketing.

     On June 8, 1998 the Company announced the appointment of two new outside members to its Board of Directors bringing the number of outside Directors to six. The two new directors were Bruce A. Beda, Chief Executive of Orion Partners and Peter Hanelt, Chief Operating Officer of Natural Wonders.

     Information regarding directors and executive officers of the Company will appear in the Proxy Statement for the 1998 Annual Meeting of Stockholders, and is incorporated herein by this reference.

ITEM 11.  EXECUTIVE COMPENSATION.
--------------------------------

     Information regarding executive compensation will appear in the Proxy Statement for the 1998 Annual Meeting of Stockholders, and is incorporated herein by this reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
------------------------------------------------------------------------

     Information regarding security ownership of certain beneficial owners and management of the Company will appear in the Proxy Statement for the 1998 Annual Meeting of Stockholders, and is incorporated herein by this reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------

     Information regarding certain relationships and related transactions will appear in the Proxy Statement for the 1998 Annual Meeting of Stockholders, and is incorporated herein by this reference.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
---------------------------------------------------------------------------

(a)  FINANCIAL STATEMENTS:                                           PAGE NUMBER
                                                                     -----------
     Report of Independent Auditors                                     30

     Consolidated Balance Sheets                                        31-32
     June 30, 1997 and 1998

     Consolidated Statements of Operations                              33
     Years Ended June 30, 1996, 1997 and 1998

     Consolidated Statements of Stockholders' Equity                    34
     Years Ended June 30, 1996, 1997 and 1998

     Consolidated Statements of Cash Flows                              35-36
     Years Ended June 30, 1996, 1997 and 1998

     Notes to Consolidated Financial Statements                         37-48

          FINANCIAL STATEMENT SCHEDULES:

     Schedule II - Valuation and Qualifying Accounts for the years ended June 30, 1996, 1997 and 1998.

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(b)  EXHIBITS:  See Exhibit List attached to this Annual Report on Form 10-K.

(c)  REPORTS ON FORM 8-K:

     (i) Report on Form 8-K, filed on April 2, 1998 with respect to an event occurring on March 31, 1998 - Item 5.

     (ii) Report on Form 8-K, filed on June 18, 1998 with respect to an event occurring on June 15, 1998 - Item 5.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    IWERKS ENTERTAINMENT, INC.
                                          (Registrant)

                                     By: /s/ Charles Goldwater
                                         ---------------------
                                         Charles Goldwater
                                         Chief Executive Officer

                                     Date:   September 24, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

           Signature                               Title                             Date
           ---------                               -----                             ----
/s/ Charles Goldwater                   Chairman, President and CEO           September 24, 1998
-------------------------------        (Principal Executive Officer)
Charles Goldwater

                                         Executive Vice President             September 24, 1998
/s/ Bruce C. Hinckley                     Chief Financial Officer
-------------------------------         (Principal Finance Officer)
Bruce C. Hinckley


/s/ Jeffrey M. Dahl                     Vice President /Controller            September 24, 1998
-------------------------------       (Principal Accounting Officer)
Jeffrey M. Dahl


/s/ Donald W. Iwerks                    Vice Chairman of the Board            September 24, 1998
-------------------------------
Donald W. Iwerks


/s/ Dag Tellefsen                                Director                     September 24, 1998
-------------------------------
Dag Tellefsen

 /s/ Gary J. Matus                               Director                     September 24, 1998
-------------------------------
Gary J. Matus

/s/ Bruce Beda                                   Director                     September 24, 1998
-------------------------------
Bruce Beda

/s/ Peter Hanelt                                 Director                     September 24, 1998
-------------------------------
Peter Hanelt

                                                                     SCHEDULE II

                          IWERKS ENTERTAINMENT, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
               FOR THE YEARS ENDED JUNE 30, 1996, 1997 AND 1998

                                        Balance at
                                         beginning                                     Balance at
Classification                           of year        Additions      Write-Offs      end of year
--------------                          ----------     -----------     -----------     -----------
FOR THE YEAR ENDED JUNE 30, 1996
  Allowance for doubtful accounts         $932,255               -        $639,265        $292,990

FOR THE YEAR ENDED JUNE 30, 1997
  Allowance for doubtful accounts         $292,990        $843,495         $25,171      $1,111,315

FOR THE YEAR ENDED JUNE 30, 1998
  Allowance for doubtful accounts       $1,111,315      $1,808,250      $1,026,333      $1,893,232

                                 EXHIBIT INDEX



  3.1   Certificate of Amendment of Certificate of Incorporation dated August 1,
        1997. ***
  3.2   Bylaws of Iwerks. **
  4.1   Specimen Certificate evidencing Common Stock of Iwerks.*
  4.3   Warrant Agreement, dated April 30, 1993, by and between Iwerks and
        Richard King International.*
 10.1   Form of Indemnification Agreement and schedule of indemnified parties.*
 10.2   Purchase Agreement dated January 23, 1991, by and between Iwerks and
        Ride and Show Engineering, Inc.*
 10.3   Amended and Restated 1987 Stock Option, Purchase and Appreciation Rights
        Plan of Iwerks.*
 10.6   1993 Stock Incentive Plan of Iwerks.*
 10.7   Lease for 4540 W. Valerio Street, Burbank, California 91505, dated May
        15, 1990, by and between Iwerks as lessee and Sheldon Plutsky as lessor.*
 10.8   Lease for 4520 Valerio Street, Burbank, California 91505, dated
        September 1, 1992, and the Amendment thereto, dated September 22, 1992, by and between Iwerks as lessee and James E. McGraw as lessor.*
 10.9   Lease for 4535 W. Valerio Street, Burbank, California 91505, dated
        September 11, 1991, by and between Iwerks as lessee and R.C. Associates as lessor.*
10.10   Lease for 4525 W. Valerio Street, Burbank, California 91505, dated March
        23, 1994 by and between Iwerks as lessee and the Penney Family Trust as lessor.***
10.12   1994 Stock Incentive Plan of Iwerks Entertainment, Inc.**
10.15   Lease Agreement - Matrix Funding Corporation***
10.16   Separation Agreement dated October 31, 1997 between the Company and Roy
        A. Wright *****
10.17   Separation Agreement dated October 31, 1997 between the Company and
        Bruce Hinckley *****
10.18   Separation Agreement dated October 31, 1997 between the Company and
        William J. Battison III *****
10.22   Employment Agreement dated February 21, 1998 between the Company and
        Charles Goldwater ******
10.23   Employment Agreement dated March 2, 1998 between the Company and Dan
        Griesmer *******
10.24   Employment Agreement dated August 3, 1998 between the Company and Jack
        Shishido.
22.1    Subsidiary List.**
23.1    Consent of Independent Auditors - Ernst & Young LLP


27.1   Exhibit 27.1 - Schedule of Financial Information

______________
      * Incorporated by reference from Iwerks' Registration Statement on Form S-1, SEC File No. 68022 declared effective on October 19, 1993.

     ** Incorporated by reference from Registrants Annual Report on Form 10-K for the year ended June 30, 1995.

    *** Incorporated by reference from Registrants Annual Report on Form 10-K for the year ended June 30, 1996.

   **** Incorporated by reference from Registrants Annual Report on Form 10-K for the year ended June 30, 1997.

  ***** Incorporated by reference from Registrants Quarterly Report on Form 10-Q for the quarter and six months ended December 31, 1997.

 ****** Incorporated by reference from Registrants Registration Statement on Form S-4 filed on March 4, 1998.

******* Incorporated by reference from Registrants Quarterly Report on Form 10-Q for the quarter and nine months ended March 31, 1998.