Form 10-Q
period 1998-09-30
IWERKS ENTERTAINMENT INC
filed 1998-11-13
CIK 830404

================================================================================



                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

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

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes  X    No_____
        -----

     As of November 10, 1998, the Registrant had 12,357,183 shares of Common Stock, $.001 par value, issued and outstanding.


================================================================================

                          IWERKS ENTERTAINMENT, INC.

                                     INDEX

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
-----------------------------

Condensed Consolidated Balance Sheets as of September 30, 1998
and June 30, 1998                                                             3

Condensed Consolidated Statements of Operations for the Three
Months ended September 30, 1998 and 1997                                      5

Condensed Consolidated Statements of Cash Flows for the Three
Months Ended September 30, 1998 and 1997                                      6

Notes to the Condensed Consolidated Financial Statements                      7


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
------------------------------------------------
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                        9
         ---------------------------------------------

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS                                                   18
--------------------------

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-k                                    18
-----------------------------------------

Signatures                                                                   19

                          IWERKS ENTERTAINMENT, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                    ASSETS
                                (in thousands)

                                                              September 30,                     June 30,
                                                                  1998                            1998
                                                            ------------------             --------------------
                                                               (unaudited)                      (audited)
Current assets:

   Cash and cash equivalents (note 2)                              $ 6,307                          $ 7,542

   Short-term investments                                            3,000                            2,922

   Trade accounts receivable, net of allowance
     for doubtful accounts                                           3,313                            3,521

   Costs and estimated earnings in excess of
     billings on uncompleted contracts                               1,592                            1,574

   Inventories and other current assets                              5,123                            4,072
                                                            ------------------             --------------------

      Total current assets                                          19,335                           19,631


Portable simulation theaters at cost, net of                         3,253                            3,413
     accumulated depreciation

Property and equipment at cost, net of                               4,470                            4,329
     accumulated depreciation

Film inventory at cost, net of amortization                          5,438                            5,308

Goodwill, net of amortization                                       14,585                           14,742

Investment in joint ventures and other assets                        3,513                            3,380
                                                            ------------------             --------------------

     Total assets                                                 $ 50,594                         $ 50,803
                                                            ==================             ====================

                            See accompanying notes.

                           IWERKS ENTERTAINMENT, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      (in thousands, except share amounts)

                                                                    September 30,                    June 30,
                                                                        1998                           1998
                                                                 --------------------           -------------------
                                                                     (unaudited)                    (audited)
Current liabilities:

   Accounts payable                                                          $ 1,804                       $ 1,982

   Accrued expenses                                                            6,890                         6,823

   Billings in excess of costs and estimated
     earnings on uncompleted contracts                                         4,099                         2,971

   Deferred revenue                                                              265                           308

   Capital leases, current portion                                               796                           803
                                                                 --------------------           -------------------

      Total current liabilities                                               13,854                        12,887


Capital lease obligations, excluding current portion                             892                         1,082

Stockholders' equity:

   Preferred stock, $.001 par value, 1,000,000                                     -                             -
     authorized, none issued and outstanding

   Common stock, $.001 par value, 50,000,000                                      57                            57
      authorized; issued and outstanding
     12,352,838 and 12,344,807, respectively

   Additional paid-in capital                                                 78,028                        78,024

   Accumulated deficit                                                       (42,237)                      (41,247)
                                                                 --------------------           -------------------

Total stockholders' equity                                                    35,848                        36,834
                                                                 --------------------           -------------------

     Total liabilities and stockholders' equity                             $ 50,594                      $ 50,803
                                                                 ====================           ===================

                            See accompanying notes.

                          IWERKS ENTERTAINMENT, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                    (in thousands except per share amounts)


                                                    For the three months ended
                                                             September 30,
                                                   ----------------------------
                                                     1998              1997
                                                   ---------        -----------
Revenue                                            $   7,373         $    8,052

Cost of sales                                          5,378              4,789
                                                   ---------         ----------

   Gross profit                                        1,995              3,263

Merger related expenses                                    -                313

Selling, general  and administrative expenses          3,050              3,605
                                                   ---------         ----------

   Loss from operations                               (1,055)              (655)

Interest income                                          111                219

Interest expense                                         (46)               (70)
                                                   ---------         ----------

   Net loss                                        $    (990)        $     (506)
                                                   =========         ==========

   Basic and diluted loss per common share         $   (0.08)        $    (0.04)
                                                   =========         ==========

Weighted average shares outstanding - basic
   and diluted                                        12,346             12,160
                                                   =========         ==========

                            See accompanying notes.

                          IWERKS ENTERTAINMENT, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In Thousands)

                                                  For the three months ended
                                                        September 30,
                                                  ---------------------------
                                                      1998             1997
                                                  ------------      ---------
OPERATING ACTIVITIES
Net loss                                             $   (990)      $   (506)
Depreciation and amortization                           1,096          1,251
Changes in operating assets and liabilities               113          1,889
                                                     --------       --------

     Net cash provided by operating activities            219          2,634
                                                     --------       --------

INVESTING ACTIVITIES
Investment in joint ventures                             (321)           (90)
Purchases of property and equipment                      (382)          (500)
Additions to film inventory                              (572)        (1,621)
Investment in debt securities                             (78)           250
                                                     --------       --------

     Net cash used in investing activities             (1,353)        (1,961)

FINANCING ACTIVITIES
Repayment of notes payable                                  -            (81)
Payments on capital leases                               (197)          (179)
Exercise of stock options                                   4              -
Other                                                      92              -
                                                     --------       --------

     Net cash used in financing activities               (101)          (260)
                                                     --------       --------

Net (decrease) increase in cash                        (1,235)           413

Cash and cash equivalents at beginning of period        7,542          3,608
                                                     --------       --------

Cash and cash equivalents at end of period           $  6,307       $  4,021
                                                     ========       ========

   Cash paid during the period for interest          $     48       $     68
                                                     ========       ========

   Cash paid during the period for income taxes      $     11       $      8
                                                     ========       ========

                            See accompanying notes.

                          IWERKS ENTERTAINMENT, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


Note 1 - Introduction
---------------------

     The accompanying condensed consolidated financial statements of Iwerks Entertainment, Inc. (the "Company") have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 1998 and the results of its operations for the three months ended September 30, 1998 and 1997 and the cash flows for the three months ended September 30, 1998 and 1997 have been included. The results of operations for interim periods are not necessarily indicative of the results which may be realized for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's latest Annual Report on Form 10-K as filed with the SEC.

Note 2 - Restricted Cash
-----------------------

     Included in the September 30, 1998 cash and cash equivalents balance is $542,000 of cash received from one customer which is restricted as to its use. This restriction will remain in effect until the Company reaches a certain milestone in the completion of this customer's project. This milestone is expected to be reached in the third fiscal quarter at which time this cash will become available for use.

Note 3 - Depreciation and Amortization
--------------------------------------

     Depreciation expense and amortization expense for goodwill and other is computed using the straight line method over the estimated useful lives of the assets. Film costs are amortized using the individual film forecast method.

                                                 Three Month ended September 30,
                                                 -------------------------------

                                                      1998           1997
                                                   ----------     ----------

     Depreciation on fixed assets                  $  241,000      $  218,000
     Depreciation on touring equipment                160,000         168,000
     Amortization of film                             442,000         618,000
     Amortization of goodwill and other               253,000         247,000
                                                   ----------      ----------

     Total depreciation and amortization           $1,096,000      $1,251,000
                                                   ==========      ==========

Depreciation and amortization included in cost of sales was $609,000 and $796,000 for the quarter ended September 30, 1998 and 1997, respectively.


Note 4 - Net Loss Per Common Share
----------------------------------

     For the three months ended September 30, 1997 and 1998, the basic and diluted per share data is based on the weighted average number of common shares outstanding during the period. Common equivalent shares, consisting of outstanding stock options and warrants, are not included in the diluted loss per share calculation since they are antidilutive.

     During the three months ended September 30, 1998, 8,031 shares of common stock were issued as a result of exercises of stock options.

Note 5 - Income Taxes
---------------------

     At June 30, 1998, the Company had available federal and state tax net operating loss carryforwards of approximately $30,400,000 and $14,400,000, respectively. The federal net operating loss carryforwards expire, in varying amounts, from the year 2009 through 2013. The state net operating loss carryforwards expire, in varying amounts, from the year 1999 through 2003. As a result of these net operating loss carryforwards and current period losses, the Company's effective tax rate was negligible and consequently no income tax provision or benefit was recorded in the periods presented.

Note 6  Commitments and Contingencies
-------------------------------------

     In fiscal 1996, the Company guaranteed the debt of a customer in connection with the purchase by the customer of a hardware system from the Company. This bank debt was completely satisfied subsequent to September 30, 1998 with no financial impact to the Company.

Note 7 - Litigation
-------------------

     The proceedings to which the Company is a defendant consist of ordinary routine litigation in the course of business. In the opinion of management, resolution of these matters will not have a material adverse impact on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION
--------------------------------------------------

     This Report contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act. The words "expect," "estimate," "anticipate," "predict," "believe," and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of Iwerks, its Directors or Officers with respect to, among other things (a) trends affecting the financial condition or results of operations of Iwerks and (b) the business and growth strategies of Iwerks. The stockholders of Iwerks are cautioned not to put undue reliance on such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in this Report, for the reasons, among others, discussed in "Future Operating Results" below and under the caption, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" in the Company's Annual Report on Form 10-K for Fiscal 1998, filed with the Securities and Exchange Commission. Iwerks undertakes no obligation to publicy revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors referred to above and the other documents the Company files from time to time with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the fiscal year 1998, the quarterly reports on Form 10-Q filed by the Company during the remainder of fiscal 1999, and any current reports on Form 8-K filed by the Company.

RESULTS OF OPERATIONS

     For the three months ended September 30, 1998 Iwerks Entertainment, Inc. (the "Company") recorded revenues of $7,373,000 compared to $8,052,000 for the same period last year. For the three months ended September 30, 1998, the Company recorded a net loss of $990,000 or $.08 per share compared to a net loss of $506,000 or $.04 per share for the same period last year.

REVENUES

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

                                                            Three Months ended September 30,
                                                     ------------------------------------------------

                                                             1998                     1997
                                                     ----------------------  ------------------------
                                                          $           %           $            %
                                                     ------------  --------  -------------  ---------
Hardware Sales & Service                               $ 3,258        44%       $ 3,472         43%
Owned and Operated                                       2,193        30%         3,179         39%
Film Licensing                                           1,713        23%         1,344         17%
Film Production and other                                  209         3%            57          1%
                                                     ------------  --------  -------------  ---------
     Total                                             $ 7,373       100%       $ 8,052        100%
                                                     ============  ========  =============  =========

     Revenues on sales of theatre systems are recognized on the percentage-of-completion method, over the life of the contract. The gross margin for each contract varies based upon pricing strategies, competitive conditions and product mix.

     Revenues from owned and operated (O&O) consist of portable ride simulation theatre revenues (touring) derived primarily from corporate sponsorship or ticket sales at state fairs, air shows, and similar events (general admissions), as well as revenues derived from fixed site joint ventures, which includes Iwerks' contractual share of the sites' revenues or profits as applicable. Admission revenues from the portable ride simulation theatres are subject to variability due to the seasonal nature of these events and are higher during the summer months. Sponsorship revenues for the portable theatres are recognized ratably over the term of the contract.

     The Company typically licenses its film software under one year film license agreements. Revenues and related expenses are recognized at the beginning of the license period at which time the customer is billed the license fee and film is delivered to the customer.

     Hardware sales and service revenue decreased by approximately $214,000 as compared to the same period last year due to a decrease in revenue recognized from simulation and large format hardware sales in Asia and South America, partially offset by increases in North America and Europe. During the fiscal 1999 quarter, the Company signed contracts for new TurboRide installations in Scotland, Austria, Italy and China, as well as two large format theatre installations in Scotland and Italy. The Company also signed two additional contracts with customers in Japan for specialty systems. The revenue from these recently signed contracts will be recognized in future periods through fiscal 2001. Typically, sales outside the United States are denominated in U.S. dollars and backed by bank letters of credit, which reduce the risks related to international sales.

     The Owned and Operated (O&O) revenue decreased by $986,000 primarily due to decreased sales in the touring division. Both corporate sponsorship and general admissions were lower as compared to the same period in the prior year. The Company is actively seeking additional sponsors and evaluating other alternatives regarding touring operations. If the Company is unable to obtain additional sponsors, O & O revenues will be adversely affected in future periods.

     Film licensing revenue increased as a result of the increasing base of installed theaters that license the Company's film software. Furthermore, one customer signed a five year film license agreement relating to a specific film for which all of the related revenue was recognized in the three months ended September 30, 1998.

COST OF SALES AND GROSS PROFIT
------------------------------

     The overall gross profit margin percentages for the three months ended September 30, 1998 and 1997 were 27.1% and 40.5%, respectively. The decrease in gross profit percentage was due primarily to lower margins in the touring division, which experienced a decline in revenues while costs, mostly fixed (such as depreciation, lease and insurance), remained relatively stable. Also, to a lesser extent, hardware sales margins have decreased due to a change in the mix of hardware sales from simulation (with higher margins) to other specialty theatres (with lower margins). These decreases were partially offset by a reduction of a royalty accrual as a result of a settlement negotiated in October 1998.

MERGER RELATED EXPENSES
-----------------------

     During the quarter ended September 30, 1997 the Company incurred $313,000 of transaction expenses associated with the proposed merger with Showscan Entertainment,

Inc. which did not receive the required shareholder vote in March 1998. There were no such expenses in the first quarter of fiscal 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------

     Selling, general and administrative expenses include, among other things, personnel costs, trade shows and other promotional expenses, sales commissions, travel expenses, public relations costs, outside consulting and professional fees, depreciation on fixed assets, amortization of goodwill, departmental administrative costs and research and development costs.

     Selling, general and administrative expenses for the quarter ended September 30, 1998 and 1997 were $3,050,000 and $3,605,000, respectively. The $555,000 decrease resulted primarily from reduced employee-related expenses due to lower staffing levels and lower marketing expenses for trade shows.

INTEREST INCOME AND EXPENSE
---------------------------

     Interest income for the three months ended September 30, 1998 and 1997 was $111,000 and $219,000, respectively. The decrease in interest income resulted primarily from the decrease in investment balances in the comparable periods.

     Interest expense for the three months ended September 30, 1998 and 1997 was $46,000 and $70,000, respectively. This decrease resulted primarily from the decrease in capitalized lease obligations.

IMPACT OF YEAR 2000
-------------------

GENERAL DESCRIPTION OF THE YEAR 2000 ISSUE AND THE NATURE AND EFFECTS OF THE YEAR 2000 ON INFORMATION TECHNOLOGY (IT) AND NON-IT SYSTEMS

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     Based on extensive assessments, the Company determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

     The Company's plan to resolve the Year 2000 Issue involves the following five phases: (1) inventorying Year 2000 items; (2) assessing the Year 2000 compliance of items determined to be material to the company; (3) repairing or replacing material items that are determined not to be Year 2000 compliant; (4) testing material items; and (5) implementation. To date, the Company has completed its inventorying of Year 2000 items phase and assessing systems that could be significantly affected by the Year 2000 phase. The completed assessment indicated that most of the Company's significant information technology systems could be affected, particularly the general ledger, billing and inventory systems. The non-IT systems were assessed and are not material to the Company's operations. For example, the Company's engineers have reviewed the Company's significant products and do not believe there is any date sensitive software included in products sold by the Company since 1994. Some products sold by Omni Entertainment, a company acquired in 1994, may have date-sensitive chips which may result in incorrect date displays. The Company is in the process of notifying these customers of this concern and is providing the necessary tools to test their equipment. The Company does not expect to incur a material cost to test or correct products initially sold by the Company.

STATUS OF PROGRESS IN BECOMING YEAR 2000 COMPLIANT, INCLUDING TIMETABLE FOR COMPLETION OF EACH REMAINING PHASE

     For its information technology exposures, the Company has completed the inventorying phase and assessment phase. The Company expects to complete software replacement which includes selecting systems vendors no later than December 31, 1998. Once software is selected and replaced for a system, the Company will begin testing and implementation. Completion of the testing phase for all significant systems is expected by March 31, 1999 with complete implementation targeted for May 31, 1999.

NATURE AND LEVEL OF IMPORTANCE OF THIRD PARTIES AND THEIR EXPOSURE TO THE YEAR 2000

     The Company does not interface directly with third party vendors with regard to shared information systems. The Company has queried its significant suppliers and subcontractors that do not share information systems with the Company (external agents). To date, the Company is not aware of any external agent with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by external agents is not determinable.

COSTS

     The Company will utilize both internal and external resources to replace, test, and implement the software and certain hardware for Year 2000 modifications. The total cost of the Year 2000 project is estimated at $500,000 and will be funded through operating cash flows or leasing of hardware and software. To date, the Company has incurred approximately $25,000 related to all phases of the Year 2000 project which has been expensed. Of the total remaining project costs, approximately $350,000 is attributable to the purchase of new software and hardware, which will be capitalized. The remaining $125,000 relates to internal systems development and will be expensed as incurred.

RISKS

     Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has
not yet completed all necessary phases of the Year 2000 program.   In the event
that the Company does not complete any additional phases, the Company may be unable to take customer orders, manufacture and ship products, invoice customers or collect payments. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. The Company could be subject to litigation for computer systems product failure, for example, equipment shutdown or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

CONTINGENCY PLAN

     The Company currently has no contingency plans in place in the event it does not complete all phases of the Year 2000 program. The Company plans to evaluate the status of completion in the third quarter of fiscal 1999 and determine whether such a plan is necessary.

     Readers are cautioned that forward-looking statements contained in this Year 2000 disclosure should be read in conjunction with the Company's disclosures under the heading, "Special Note on Forward-looking Statements," beginning on page 9 above. Readers should understand that the dates on which the Company believes the Year 2000 project will be completed are based upon Management's best estimates, which were derived utilizing numerous assumptions of future events, including the availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, or that there will not be a delay in, or increased costs associated with, the implementation of the Company's Year 2000 Compliance Project. Specific factors that might cause differences between the estimates and actual results include, but are not limited to, the availability and cost of personnel trained in these areas, the ability to locate and correct all relevant computer code, timely responses to and corrections by third parties and suppliers, the ability to implement interfaces between the new systems and the systems not being replaced, and other similar uncertainties. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third parties and the inter-connection of national and international businesses, the Company cannot ensure its ability to timely and cost-effectively resolve problems associated with the Year 2000 issue which may affect its business operations, or expose it to third party liability.

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

     The Company has experienced a significant decline in revenues in recent quarterly periods. Historically, a substantial portion of the Company's revenues from new hardware sales in the ride simulation market have originated in international markets, particularly in Asia. The Company began to experience a significant decline in new hardware contracts during the fourth quarter of fiscal 1997, which trend has continued through fiscal 1998. This decline in revenues primarily resulted from the continuing impact of the economic downturn and deflationary environment recently experienced throughout most of the Asian Pacific region. While the Company is placing greater focus on other markets, particularly the United States, Latin America and Europe, the trend of declining sales in Asia could have a continuing negative impact in future periods.
However in the first quarter of fiscal 1999, the Company finalized two sales contracts with Chinese customers totaling $3.4 million and an additional two contracts totaling $1.4 million with customers in Japan.

     The Company and its principal competitor in the large screen market, Imax Corporation, are aggressively competing, particularly in the United States market, for new 15 perforation, 70 millimeter format (15/70) theater installations. The Company primarily competes in this market based upon the price and terms of its projection technology. Imax, the dominant competitor in the market, competes primarily on the basis of its brand identity and its larger base of installed theaters. These factors, and Imax's access to greater financial and other resources, are expected to continue to place the Company at a competitive disadvantage in this market and could have a negative impact on the Company's gross margins in this market. However, the Company believes there is potential and is pursuing the 8 perforation, 70 millimeter (8/70) format theatre market. Imax does not offer an 8/70 product.

     In addition to competition in the large screen market, the Company faces competition in the simulation industry from Showscan Entertainment and a large number of other competitors. The Company competes in this market based upon the breadth of its product offerings and the size and quality of its film library. Few of its competitors in this market have sufficient financial resources to effectively compete with the Company based on these criteria. The Company's competitive position in this market segment could be materially affected if any of its existing competitors or a new entrant were to assemble the financial, technical and creative resources required to effectively compete with the Company's range of product offerings and film library. The Company recognizes these competitive issues and is in the process of creating new products, such as developing a new generation of smaller ride simulation configurations that can accommodate the potential opportunity in the mass retail environment and movie theaters.

     Revenues from the Company's owned and operated attractions (primarily portable simulation theaters) have been declining since the first quarter of fiscal 1997 when the Company lost its principal sponsorship contract. The Company has been aggressively pursuing and has signed other sponsorship contracts since that time. However, it has not been successful in fully replacing this revenue source and expects the lower sponsorship sales trends to continue to adversely affect results for at least the next two quarters.
Because this segment of the Company's business has a significant level of fixed costs regardless of fluctuations in revenues, the Company's gross margins are expected to continue to be adversely impacted unless it is able to secure alternate sources of revenue or disposes of all or a portion of this business segment or otherwise eliminates a portion of the fixed costs associated with its operation.

     Iwerks has experienced quarterly fluctuations in operating results and anticipates that these fluctuations will continue in future periods. Operating results and cash flow can fluctuate substantially from quarter to quarter and periodically as a result of the timing of theater system deliveries, contract signing, sponsorships, the mix of theater systems shipped, the completion of custom film contracts, the existence of world expos, the amount of revenues from portable simulation theater and film licensing agreements, the timing of sales of ride simulation attractions, the timing of delivery and installation of such sales (pursuant to percentage of completion accounting) and any delays therein caused by permitting or construction delays at the customer's site, the size, type and configuration of the attractions sold, the timing of film rental payments from existing attractions and the performance of those attractions that pay film rental based on a percentage of box office and the timing of sales and marketing efforts and related expenditures. In particular, fluctuations in theater system sales and deliveries from quarter to quarter can materially affect quarterly and periodic operating results, and theater system contract signing can materially affect quarterly or periodic cash flow. Accordingly, Iwerks' revenues and earnings in any particular period may not be indicative of the results for any future period.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Net cash provided by operating activities for the three months ended September 30, 1998 was $219,000. This was primarily attributable to the net loss of $990,000 offset by non-cash charges of $1,096,000 for depreciation and amortization. Investing activities for the three months ended September 30, 1998 consisted primarily of investments in film inventory, purchases of property and equipment and investments in joint ventures. Cash used in financing activities consisted primarily of payments on capital leases.

     At September 30, 1998, the Company had cash and short-term investments of approximately $9.3 million which includes $542,000 of restricted cash (see Note 2 to Condensed Consolidated Financial Statements). The Company believes that its existing cash balances and short-term investments in debt securities on hand at September 30, 1998, combined with anticipated cash from operations, are adequate to meet its cash requirements for at least the next twelve months, after which time it may be required to raise additional cash through the sale of equity or debt securities. The Company's operations are expected to generate cash over the next twelve months, however this positive cash flow is expected to be offset by cash usages for changes in operating assets and liabilities and planned additions to film inventory and other assets. Consequently, the Company expects its cash balance to continue to decline during the remainder of fiscal 1999.

     If the Company is unable to achieve its projected cash flow from operations, the Company may experience significantly reduced cash and short-term investments, which could result in the Company not being able to meet its operating needs. Recent operating losses, the Company's declining cash balances, the ongoing financial turmoil in Asia (historically the Company's largest market and a significant source of operating revenues), the Company's historical stock performance, and a general decrease in investor interest in the Company's industry, may make it difficult for the Company to attract equity investments on terms that are deemed to be favorable to the Company. In addition, the losses in fiscal 1997, fiscal 1998 and the first quarter of fiscal 1999 make it more difficult for the Company to attract significant debt financing. Although the Company anticipates that its cash balances will decrease during fiscal 1999, management is in the process of implementing a plan which it believes will facilitate a return to profitability and increase cash flow beyond fiscal 1999. This plan includes, among other things, changes to sales management, developing and marketing new products, seeking new markets for the Company's simulation and film capabilities, the establishment of new strategic vendor and customer partnerships and aggressively reducing expenses. In the event that cash flow from operations is less than that anticipated, in order to preserve cash, the Company would be required to reduce expenditures for capital projects (including new films) and research and development, or effect further reductions in its corporate infrastructure, any of which could have a material adverse affect on the Company's future operations. At September 30, 1998 the Company was committed to approximately $2.2 million of capital expenditures to be made in fiscal 1999.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)  Exhibits:

        27.1 Schedule of financial data

(b)  Reports on Form 8-K filed during the quarter ended September 30, 1998:

       The Company had no 8-K filings during the quarter ended September 30, 1998.

                                  SIGNATURES


     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Burbank, State of California on the 12th day of November, 1998.



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