Form 10-Q
period 1998-12-31
IWERKS ENTERTAINMENT INC
filed 1999-02-16
CIK 830404

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 1998

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

     As of February 9, 1999, the Registrant had 12,388,902 shares of Common Stock, $.001 par value, issued and outstanding.

================================================================================

                           IWERKS ENTERTAINMENT, INC.


                                     INDEX

                                                                             Page
                                                                             ----
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
-----------------------------

Condensed Consolidated Balance Sheets as of December 31, 1998
and June 30, 1998                                                             2

Condensed Consolidated Statements of Operations for the Three and Six
Months ended December 31, 1998 and 1997                                       4

Condensed Consolidated Statements of Cash Flows for the Six
Months Ended December 31, 1998 and 1997                                       5

Notes to the Condensed Consolidated Financial Statements                      6


Item 2 - Management's Discussion and Analysis of
     Financial Condition and Results of Operations                            8

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                   19

Item 4 - Submission of Matters to a vote of Security Holders                 19

Item 6 - Exhibits and Reports on Form 8-K                                    19

Signatures                                                                   20


                                     IWERKS ENTERTAINMENT, INC.
                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                               ASSETS
                                           (in thousands)

                                                              December 31,               June 30,
                                                                  1998                     1998
                                                              ------------             -------------
                                                              (unaudited)                (audited)
Current assets:

   Cash and cash equivalents                                      $ 9,323                   $ 7,542

   Short-term investments                                               -                     2,922

   Trade accounts receivable, net of
    allowance for doubtful accounts                                 4,525                     3,521

   Costs and estimated earnings in excess of
     billings on uncompleted contracts                              1,044                     1,574

   Inventories and other current assets                             4,995                     4,072
                                                                  -------                   -------

      Total current assets                                         19,887                    19,631


Portable simulation theaters at cost, net of
     accumulated depreciation                                       3,093                     3,413

Property and equipment at cost, net of
     accumulated depreciation                                       4,883                     4,329

Film inventory at cost, net of amortization                         5,564                     5,308

Goodwill, net of amortization                                      14,428                    14,742

Investment in joint ventures and other assets                       3,575                     3,380
                                                                  -------                   -------

     Total assets                                                 $51,430                   $50,803
                                                                  =======                   =======

                            See accompanying notes.

                          IWERKS ENTERTAINMENT, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     (in thousands, except share amounts)

                                                               December 31,                June 30,
                                                                   1998                      1998
                                                               ------------              ------------
                                                                (unaudited)               (audited)
Current liabilities:

   Accounts payable                                                $  2,903                 $  1,982

   Accrued expenses                                                   6,176                    6,823

   Billings in excess of costs and
    estimated earnings on uncompleted contracts                       5,714                    2,971

   Deferred revenue                                                      32                      308

   Capital leases, current portion                                      796                      803
                                                                   --------                 --------

      Total current liabilities                                      15,621                   12,887


Capital lease obligations, excluding                                    698                    1,082
 current portion

Stockholders' equity:

   Preferred stock, $.001 par value,
    1,000,000 authorized, none issued and outstanding                     -                        -

   Common stock, $.001 par value,
    50,000,000 authorized; issued and outstanding
    12,384,557 and 12,344,807, respectively                              57                       57

   Additional paid-in capital                                        78,112                   78,024

   Accumulated deficit                                              (43,058)                 (41,247)
                                                                   --------                 --------
Total stockholders' equity                                           35,111                   36,834
                                                                   --------                 --------

     Total liabilities and stockholders' equity                    $ 51,430                 $ 50,803
                                                                   ========                 ========

                            See accompanying notes.

                           IWERKS ENTERTAINMENT, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                    (in thousands, except per share amounts)



                                       For the Three Months Ended        For the Six Months Ended
                                               December 31,                    December 31,
                                         1998            1997              1998           1997
                                       ---------      ---------         ---------      ----------
Revenue                                  $ 8,649        $ 5,989           $16,022         $14,041

Cost of sales                              6,146          5,168            11,524           9,957
                                       ---------      ---------         ---------      ----------

  Gross profit                             2,503            821             4,498           4,084

Selling, general, and administrative
 expenses                                  3,388          4,311             6,438           7,916


Merger related expenses                        -            218                 -             531
                                       ---------      ---------         ---------      ----------

  Loss from operations                      (885)        (3,708)           (1,940)         (4,363)

Interest income                              105            272               216             491
Interest expense                             (41)           (64)              (87)           (134)
                                       ---------      ---------         ---------      ----------

  Net loss                               $  (821)       $(3,500)          $(1,811)        $(4,006)
                                       =========      =========         =========      ==========

  Basic and diluted loss per
       common share (note 4)              $(0.07)        $(0.29)           $(0.15)         $(0.33)
                                       =========      =========         =========      ==========

Weighted average shares outstanding
 -basic and diluted                       12,365         12,161            12,356          12,160
                                       =========      =========         =========      ==========



                             See accompanying notes

                                     IWERKS ENTERTAINMENT, INC.
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (unaudited)
                                           (in thousands)

                                                        For the six months ended
                                                              December 31,
                                                      ----------------------------
                                                        1998               1997
                                                      ---------         ----------
Operating Activities
Net loss                                                $(1,811)           $(4,006)
Depreciation and amortization                             2,136              2,259
Changes in operating assets and liabilities               1,344              4,673
                                                      ---------         ----------

     Net cash provided by operating activities            1,669              2,926
                                                      ---------         ----------

Investing Activities
Investment in joint ventures                               (701)              (208)
Purchases of property and equipment                      (1,107)            (1,444)
Additions to film inventory                                (982)            (2,518)
Investment in debt securities                             2,922              1,741
                                                      ---------         ----------

     Net cash provided by (used in)
        investing activities                                132             (2,429)

Financing Activities
Repayment of notes payable                                    -                (81)
Payments on capital leases                                 (391)              (362)
Exercise of stock options                                    88                  -
Other                                                       283                  -
                                                      ---------         ----------
     Net cash used in financing activities                  (20)              (443)
                                                      ---------         ----------
Net increase in cash                                      1,781                 54

Cash and cash equivalents at beginning of                 7,542              3,608
 period
                                                      ---------         ----------
Cash and cash equivalents at end of period              $ 9,323            $ 3,662
                                                      =========         ==========

Supplemental disclosures of cash flow
 information:

   Cash paid during the period for interest             $    90            $   131
                                                      =========         ==========

   Cash paid during the period for income
    taxes                                               $    13            $     8
                                                      =========         ==========

                            See accompanying notes.

                           IWERKS ENTERTAINMENT, INC.
              Notes to Condensed Consolidated Financial Statements
                                  (unaudited)


Note 1 - Introduction
---------------------

     The accompanying condensed consolidated financial statements of Iwerks Entertainment, Inc. (the "Company") have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 1998 and the results of its operations for the three and six months ended December 31, 1998 and 1997 and the cash flows for the six months ended December 31, 1998 and 1997 have been included. The results of operations for interim periods are not necessarily indicative of the results which may be realized for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's latest Annual Report on Form 10-K as filed with the SEC.

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

                                                           Three Months Ended                            Six Months Ended
                                                              December 31,                                December 31,
                                                     ---------------------------------          --------------------------------
                                                         1998               1997                   1998                  1997
                                                     -----------        -------------           ----------            ----------
Depreciation on fixed assets                          $  416,000           $  276,000           $  728,000            $  560,000
Depreciation on touring equipment                        160,000              184,000              320,000               352,000
Amortization of film                                     284,000              367,000              726,000               985,000
Amortization of goodwill and other                       181,000              181,000              362,000               362,000
                                                      ----------           ----------           ----------            ----------

Total depreciation and amortization                   $1,041,000           $1,008,000           $2,136,000            $2,259,000
                                                      ==========           ===========          ==========            ==========


Depreciation and amortization included in cost of sales was $451,000 and $561,000 for the quarter ended December 31, 1998 and 1997, respectively, and $1,060,000 and $1,356,000 for the six months ended December 31, 1998 and 1997, respectively.


Note 4 - Net Loss Per Common Share
----------------------------------

     For the six months ended December 31, 1998 and 1997, the basic and diluted per share data is based on the weighted average number of common shares outstanding during the period. Common equivalent shares, consisting of outstanding stock options and warrants, are not included in the diluted loss per share calculation since they are antidilutive.

     During the six months ended December 31, 1998, 39,750 shares of common stock were issued as a result of exercises of stock options.

Note 5 - Litigation
-------------------

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Information

     This Report contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act. The words "expect," "estimate," "anticipate," "predict," "believe," and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of Iwerks, its Directors or Officers with respect to, among other things (a) trends affecting the financial condition or results of operations of Iwerks and (b) the business and growth strategies of Iwerks. The stockholders of Iwerks are cautioned not to put undue reliance on such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in this Report, for the reasons, among others, discussed in "Future Operating Results" below and under the caption, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" in the Company's Annual Report on Form 10-K for Fiscal 1998, filed with the Securities and Exchange Commission. Iwerks undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors referred to above and the other documents the Company files from time to time with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the fiscal year 1998, the quarterly reports on Form 10-Q filed by the Company during the remainder of fiscal 1999, and any current reports on Form 8-K filed by the Company.

General
-------

     The Company is engaged in the business of designing, engineering, manufacturing, marketing and servicing high-tech entertainment attractions which employ a variety of projection, show control, ride simulation and software technologies. The Company is currently in the business of: (a) selling and installing ride simulation attractions in specialty theatres, (b) selling and installing giant screen theatres (generally such theatres require projection technology which utilize film sizes ranging between five perforations per frame by 70 millimeters (5/70) and fifteen perforations per frame by 70 millimeter (15/70)), (c) licensing and distributing the films in its library to ride simulation theatres previously sold by the Company, as well as to large format theatres, (d) producing films in the 5/70, 8/70 and 15/70 film format for its film library as well as producing films in these formats for third parties, (e) investing in joint ventures by contributing its ride simulation technology, design and equipment and participating in the theatre profits, (f) operating a fleet of 16 mobile ride simulation attractions and (g) leasing camera equipment and the rental of post production facilities.

Results of Operations
---------------------

Hardware Sales and Service

     Revenues on sales of theatre systems are recognized on the percentage-of-completion method over the life of the contract. The gross margin for each contract varies based upon pricing strategies, competitive conditions and product mix.

Owned and Operated

     Revenues from owned and operated (O&O) consist of portable ride simulation theatre revenues (touring) derived primarily from corporate sponsorship or ticket sales at state fairs, air shows, and similar events; as well as revenues derived from fixed site joint venture revenues which includes Iwerks' contractual share of the sites' revenues or profits as applicable. Admission revenues from the portable ride simulation theatres are subject to variability due to the seasonal nature of these events which are higher during the summer months. Sponsorship and contract revenues for the portable theatres are recognized ratably over the term of the contract.

Film Licensing

     The Company typically licenses its film software under one year film license agreements. Revenues and related expenses are recognized at the beginning of the license period at which time the customer is billed the license fee and film is delivered to the customer.

Film Production and Other

     Revenue from film production and other is generated primarily through the leasing of camera equipment, the rental of post production facilities, and the production of films for third parties.

     The following table presents summary information regarding revenues (amounts in thousands):

                                                                    Periods Ended December 31,
                                                          Three Months                        Six Months
                                              ------------------------------------   -----------------------------
                                                     1998               1997             1998            1997
                                              ------------------   ---------------   -------------   -------------
Hardware Sales & Service                            $6,174             $3,620           $ 9,432         $ 7,092
Owned and Operated                                     908                860             3,101           4,039
Film Licensing                                       1,392              1,415             3,105           2,759
Film Production and Other                              175                 94               384             151
                                                    ------             ------           -------         -------
        Total                                       $8,649             $5,989           $16,022         $14,041
                                                    ======             ======           =======         =======

Comparison of the Three Months Ended December 31, 1998 to Three Months Ended
----------------------------------------------------------------------------
December 31, 1997
-----------------

     For the three months ended December 31, 1998 the Company recorded revenues of $8,649,000 compared to $5,989,000 for the same period last year. For the three months ended December 31, 1998, the Company recorded a net loss of $821,000 or $.07 per share compared to a net loss of $3,500,000 or $.29 per share for the same period last year.


Revenues

     Hardware Sales and Service revenues increased by approximately $2.6 million as compared to the same period last year. Sales recognized from Asian customers increased by approximately $2.5 million as compared to the prior year. The Company has experienced an increase in the signing of new sales contracts in Asia during fiscal 1999. Decreased sales from Asian customers were adversely impacted in the second quarter of fiscal 1998 as a result of economic problems in that region. Typically, sales outside the United States are denominated in U.S. dollars and are backed by letters of credit, which reduces the risks related to international sales.

     Owned and Operated revenue increased by approximately $48,000, as compared to the same period last year, primarily due to increases resulting from three additional joint venture sites opening during the current fiscal year which were partially offset by a decrease in touring revenue. The Company expects the lower touring revenue trend to continue to adversely affect results for the remainder of fiscal 1999 and may continue into future periods. The Company is actively seeking additional sponsors and other revenue sources.

     Film Licensing revenues were relatively consistent with the prior year.

     Film Production and Other revenue increased by approximately $81,000 primarily due to additional post production activities.

Cost of Sales and Gross Profit Margin

     The overall gross profit margin percentages for the three months ended December 31, 1998 and 1997 were 28.9% and 13.7%, respectively. The increase in gross profit margin in the 1998 quarter compared to the same quarter last year is primarily related to the touring division. While the touring division's revenue decreased by approximately $64,000, cost of sales decreased by approximately $435,000. The decreased cost of sales is primarily the result of to the Company's efforts to reduce costs in this division.

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

     Selling, general and administrative expenses decreased for the three months ended December 31, 1998 by $923,000 over the same period in the prior year. This decrease was primarily due to a reduction of approximately $340,000 in employee-related expenses due to lower staffing levels and lower recruiting costs, an approximately $239,000 in research and development costs and a reduction of approximately $358,000 in bad debt expense. Bad debt expense in the prior fiscal quarter was higher due primarily to certain Asian customers.


Merger related expenses
-----------------------

     During the three months ended December 31, 1997 the Company incurred $218,000 of transaction expenses associated with the proposed merger with Showscan Entertainment, Inc. which did not receive the required shareholder vote in March 1998. There were no such expenses in the second quarter of fiscal 1999.

Interest income

     Interest income for the three months ended December 31, 1998 and 1997 was $105,000 and $272,000, respectively, and is derived from the Company's investments. The decrease in interest income resulted primarily from the decrease in the invested balances during the comparable periods.

Comparison of Six Months Ended December 31, 1998 to Six Months Ended December
-----------------------------------------------------------------------------
31, 1997
--------

     For the six months ended December 31, 1998 the Company recorded revenues of $16,022,000 compared to $14,041,000 for the same period last year. For the six months ended December 31, 1998, the Company recorded a net loss of $1,811,000 or $.15 per share compared to a net loss of $4,006,000 or $.33 per share for the same period last year.

Revenues

     Hardware Sales and Service revenues increased by approximately $2.3 million as compared to the same period last year. The increase is primarily due to an approximate $2.1 million increase in sales to Asian customers. The Company has experienced an increase in the signing of new sales contracts in Asia in the current fiscal year, whereas sales from Asian customers were adversely impacted in the second quarter of fiscal 1998. Typically, sales outside the United States are denominated in U.S. dollars and are backed by letters of credit, which reduce the risks related to international sales.

     Owned and Operated revenue decreased by approximately $938,000 as compared to the same period last year. This decrease was primarily due to lower sales in the touring division partially offset by an increase in fixed site joint venture revenues. Both corporate sponsorship and general admission touring revenues were substantially lower as compared to the same period in the prior year.

     Film Licensing revenue increased by approximately $346,000 as a result of the increasing base of installed theatres that license the Company's film software. Furthermore, one customer signed a five-year license agreement relating to a specific film for which all of the related revenues and expenses were recognized in the first quarter of fiscal 1999.

     Film Production and other revenue increased by approximately $233,000 primarily due to additional post production activities.

Cost of Sales and Gross Profit Margin

     The total gross profit margin percentages for the six months ended December 31, 1998 and 1997 were 28.1% and 29.1%, respectively. The decrease in gross profit margin was primarily due to lower margins in the touring division, mostly in the first quarter, when costs did not decrease in proportion to the decrease in touring sales. Also, to a lesser extent, hardware sales margins have decreased due to a change in the mix of hardware sales from simulator (with higher margins) to other specialty theatres (with lower margins).

Selling, general and administrative expenses

     Selling, general and administrative expenses decreased for the six months ended December 31, 1998 by approximately $1.5 million over the same period in the prior year. This decrease was primarily due to a reduction of an approximately $817,000 in employee-related expenses due to lower staffing levels and lower recruiting costs, approximately $349,000 in research and development costs, lower trade show marketing expenses of approximately $300,000 and a reduction of an approximately $88,000 in bad debt expense.

Interest Income

     Interest income for the six months ended December 31, 1998 and 1997 was $216,000 and $491,000, respectively, and is derived from the Company's investments. The decrease in interest income resulted primarily from the decrease in the invested balances during the comparable periods.


Merger related expenses

     During the six months ended December 31, 1997 the Company incurred $531,000 of transaction expenses associated with the proposed merger with Showscan Entertainment, Inc. which did not receive the required shareholder vote in March 1998. There were no such expenses during the six months ended December 31, 1998.

Impact of Year 2000

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

     The Company's plan to resolve the Year 2000 Issue involves the following five phases: (1) inventorying Year 2000 items; (2) assessing the Year 2000 compliance of items determined to be material to the Company; (3) repairing or replacing material items that are determined not to be Year 2000 compliant; (4) testing material items; and (5) implementation. To date, the Company has completed the inventorying of Year 2000 items phase, the assessing the Year 2000 compliance of items determined to be material to the Company phase, and the repairing or replacing material items that are determined not to be Year 2000 compliant phase. The completed assessment indicated that most of the

Company's significant information technology systems could be affected, particularly the general ledger, billing and inventory systems. The non-IT systems were assessed and are not material to the Company's operations. For example, the Company's engineers have reviewed the Company's significant products and do not believe there is any date sensitive software included in products sold by the Company since 1994. Some products sold by Omni Entertainment, a company acquired in 1994, may have date-sensitive chips which may result in incorrect date displays. The Company is in the process of notifying these customers of this concern and is providing the necessary tools to test their equipment. The Company does not expect to incur a material cost to test or correct products initially sold by the Company.

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

     For its information technology exposures, the Company has completed the inventorying phase, assessment phase and replacement phase. The Company is currently in the testing and implementation phase. Completion of the testing phase for all significant systems is expected by March 31, 1999 with complete implementation targeted for May 31, 1999.


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


Costs

     The Company will utilize both internal and external resources to replace, test, and implement the software and certain hardware for Year 2000 modifications. The total cost of the Year 2000 project is estimated at $500,000 and will be funded through operating cash flows or leasing of hardware and software. To date, the Company has incurred approximately $233,000 related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $172,000 is attributable to the purchase of new software and hardware, which will be capitalized. The remaining $95,000 relates to internal systems development and will be expensed as incurred.

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

     Readers are cautioned that forward-looking statements contained in this Year 2000 disclosure should be read in conjunction with the Company's disclosures under the heading, "Special Note on Forward-looking Statements," beginning on page 8 above. Readers should understand that the dates on which the Company believes the Year 2000 project will be completed are based upon Management's best estimates, which were derived utilizing numerous assumptions of future events, including the availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, or that there will not be a delay in, or increased costs associated with, the implementation of the Company's Year 2000 Compliance Project. Specific factors that might cause differences between the estimates and actual results include, but are not limited to, the availability and cost of personnel trained in these areas, the ability to locate and correct all relevant computer code, timely responses to and corrections by third parties and suppliers, the ability to implement interfaces between the new systems and the systems not being replaced, and other similar uncertainties. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third parties and the inter-connection of national and international businesses, the Company cannot ensure its ability to timely and cost-effectively resolve problems associated with the Year 2000 issue which may affect its business operations, or expose it to third party liability.

Future Operating Results

     The market for the Company's products is intensely competitive and is undergoing significant changes, primarily due to technological developments as well as changing consumer tastes. Numerous companies are developing and are expected to develop new entertainment products or concepts for the out-of-home entertainment industry. There is competition for financial, creative and technological resources in the industry and there can be no assurance that existing products will continue to compete effectively or that products under development will ever be competitive.

     The Company and its principal competitor in the large screen market, Imax Corporation, are aggressively competing, particularly in the United States market, for new 15 perforation, 70 millimeter format (15/70) theatre installations. The Company primarily competes in this market based upon the price and terms of its projection technology. Imax, the dominant competitor in the market, competes primarily on the basis of its brand identity and its larger base of installed theatres. These factors, and Imax's access to greater financial and other resources, are expected to continue to place the Company at a competitive disadvantage in this market and could have a negative impact on the Company's gross margins in this market. However, the Company believes there is potential and is pursuing the 8 perforation, 70 millimeter (8/70) format theatre market in addition to it's 15/70 sales efforts. Imax does not offer an 8/70 product.

     In addition to competition in the large screen market, the Company faces competition in the simulation industry from Showscan Entertainment and a large number of other competitors. The Company competes in this market based upon the breadth of its product offerings and the size and quality of its film library. Few of its competitors in this market have sufficient financial resources to effectively compete with the Company based on these criteria. The Company's competitive position in this market segment could be materially affected if any of its existing competitors or a new entrant were to assemble the financial, technical and creative resources required to effectively compete with the Company's range of product offerings and film library. The Company recognizes these competitive issues and is in the process of creating new products, such as developing a new generation of smaller ride simulation configurations that can accommodate the potential opportunity in the mass retail environment and movie theatres.

     Revenues from the Company's owned and operated attractions (primarily portable simulation theatres) have been declining since the first quarter of fiscal 1997 when the Company lost its principal sponsorship contract. The Company has been aggressively pursuing and has signed other sponsorship contracts since that time. However, it has not been successful in fully replacing this revenue source and expects the lower sponsorship sales trends to continue to adversely affect results for at least the next two quarters.
Because this segment of the Company's business has a significant level of fixed costs regardless of fluctuations in revenues, the Company's gross margins are expected to continue to be adversely impacted unless it is able to secure alternate sources of revenue or disposes of all or a portion of this business segment or otherwise eliminates a portion of the fixed costs associated with its operation.

     Iwerks has experienced quarterly fluctuations in operating results and anticipates that these fluctuations will continue in future periods. Operating results and cash flow can fluctuate substantially from quarter to quarter and periodically as a result of the timing of theatre system deliveries, contract signing, sponsorships, the mix of theatre systems shipped, the completion of custom film contracts, the existence of world expos, the amount of revenues from portable simulation theatre and film licensing agreements, the timing of sales of ride simulation attractions, the timing of delivery and installation of such sales (pursuant to percentage of completion accounting) and any delays therein caused by permitting or construction delays at the customer's site, the size, type and configuration of the attractions sold, the timing of film rental payments from existing attractions and the performance of those attractions that pay film rental based on a percentage of box office and the timing of sales and marketing efforts and related expenditures. In particular, fluctuations in theater system sales and deliveries from quarter to quarter can materially affect quarterly and periodic operating results, and theatre system contract signing can materially affect quarterly or periodic cash flow. Accordingly, Iwerks' revenues and earnings in any particular period may not be indicative of the results for any future period.

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

Liquidity and capital resources
-------------------------------

     Net cash provided by operating activities for the six months ended December 31, 1998 was approximately $1.7 million. This was primarily attributable to the net loss of approximately $1.8 million offset by non-cash charges of approximately $2.1 million for depreciation and amortization along with positive changes in operating assets and liabilities of approximately $1.3 million. Investing activities for the six months ended December 31, 1998 consisted primarily of maturities of debt securities partially offset by investments in film inventory, purchases of property and equipment and investments in joint ventures. Cash used in financing activities consisted primarily of payments on capital leases.

     At December 31, 1998, the Company had cash and cash equivalents of approximately $9.3 million. The Company believes that its existing cash balances and cash equivalents on hand at December 31, 1998, combined with anticipated cash flow from operations, are adequate to meet its cash requirements for at least the next twelve months, after which time it may be required to raise additional cash through the sale of equity or debt securities. The Company's operations are expected to generate cash over the next twelve months, however this positive cash flow is expected to be offset by cash usages for changes in operating assets and liabilities, planned additions to film inventory, Year 2000 expenditures and other assets. Consequently, the Company expects its cash balance to continue to decline during the next twelve months.

     If the Company is unable to achieve its projected cash flow from operations, the Company may experience significantly reduced cash and short-term investments, which could result in the Company not being able to meet its operating needs. Recent operating losses, the Company's declining cash balances, the ongoing financial turmoil in Asia (historically the Company's largest market and a significant source of operating revenues), the Company's historical stock performance, and a general decrease in investor interest in the Company's industry, may make it difficult for the Company to attract equity investments on terms that are deemed to be favorable to the Company. In addition, the losses in fiscal 1997, fiscal 1998 and the first six months of fiscal 1999 make it more difficult for the Company to attract significant debt financing. Although the Company anticipates that its cash balances will decrease during fiscal 1999, management is in the process of implementing a plan which it believes will facilitate a return to profitability and increased cash flow beyond fiscal 1999. This plan includes, among other things, changes to sales management, developing and marketing new products, seeking new markets for the Company's simulation and film capabilities, the establishment of new strategic vendor and customer partnerships and aggressively reducing expenses. In the event that cash flow from operation is less than that anticipated, in order to preserve cash, the Company would be required to reduce expenditures for capital projects (including new films) and research and development, or effect further reductions in its corporate infrastructure, any of which could have a material adverse affect on the Company's future operations. At December 31, 1998 the Company was committed to approximately $2.2 million of capital expenditures to be made in the remainder of fiscal 1999.

PART II - OTHER INFORMATION

Item 1. Legal proceedings
-------------------------


     The Company is a party to various actions arising in the ordinary course of business which, in the opinion of management and in part on the advise of counsel, will not have a material adverse impact on the Company's financial condition; however, there can be no assurance that the Company will not become a party to other lawsuits in the future, and such lawsuits could potentially have a material adverse effect on the Company's financial condition and results of operations.


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     On December 17, 1998 the Company held its annual shareholders meeting. The following two items were voted on:

     1. To elect two Class II Directors to hold office for three years and until their respective successors have been elected. Votes cast for Mr. Dag Tellefsen totaled 6,790,753; votes withheld totaled 734,191. Votes cast for Mr. Peter Hanelt totaled 6,880,403; votes withheld totaled 644,541.

     2. To approve the Company's 1998 Non-Employee Directors Stock Option Plan. Votes cast for totaled 6,619,616; votes cast against totaled 857,864; votes abstained totaled 47,464.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)   Exhibits:

        11.1 Schedule of earnings per share

        27.1 Schedule of financial data

(b)   Reports on Form 8-K filed during the quarter ended December 31, 1998:

        i) A Form 8-K was filed on November 3, 1998, Item 5, regarding a press release dated October 28, 1998.

                                  SIGNATURES



     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Burbank, State of California on the 11th day of February, 1999.



                          Iwerks Entertainment, Inc.
                                 (Registrant)



                          By:  /s/ Jeffrey M. Dahl
                             ------------------------------
                             Senior Vice President
                             Chief Financial Officer
                             (Principal Finance Officer)


                          By:  /s/ Bruce E. Palmore
                             ------------------------------
                             Vice President / Controller
                             (Principal Accounting Officer)