Form 10-Q
period 1999-03-31
IWERKS ENTERTAINMENT INC
filed 1999-05-17
CIK 830404

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934. For the quarterly period ended: March 31, 1999

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934.


                         Commission file number 0-22558

                           IWERKS ENTERTAINMENT, INC.
             (Exact name of registrant as specified in its charter)


         DELAWARE                                        95-4439361
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

                            4540 West Valerio Street
                         Burbank, California 91505-1046
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                 (818) 841-7766
               (REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE)

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

The number of shares outstanding of the registrant's Common Stock, $0.001 par value, at May 13, 1999 was 12,388,902 shares

                           IWERKS ENTERTAINMENT, INC.


                                      INDEX


PART I.    FINANCIAL INFORMATION                                    Page Number
Item 1.    Financial Statements
           Condensed Consolidated Balance Sheets as of
             March 31, 1999 and June 30, 1998                            3-4

           Condensed Consolidated Statements of Operations
             for the Three and Nine Months ended
             March 31, 1999 and 1998                                       5

           Condensed Consolidated Statements of Cash Flows
             for the Nine Months ended March 31, 1999 and 1998             6

           Notes to the Condensed Consolidated
           Financial Statements                                          7-8

Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations              9-18

PART II           OTHER INFORMATION

Item 1.    Legal Proceedings                                              19
Item 4.    Submission of Matters to a Vote of Security Holders            19
Item 6.    Exhibits and Reports on Form 8-K                               19

Signatures                                                                20

                           IWERKS ENTERTAINMENT, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (IN THOUSANDS)

                                                                     March 31,     June 30,
                                                                       1999          1998
                                                                    (Unaudited)    (Audited)
                                                                    ----------     --------
Current assets:
  Cash and cash equivalents .........................................  $ 6,330     $ 7,542
  Short-term investments ............................................       --       2,922
  Accounts receivable, net of allowance for doubtful accounts .......    4,412       3,521
  Costs and estimated earnings in excess of billings
    on uncompleted contracts ........................................    1,090       1,574
  Inventories and other current assets ..............................    5,425       4,072
                                                                        --------   -------
      Total current assets ..........................................   17,257      19,631

Portable simulation theatres at cost,
  net of accumulated depreciation ....................................   2,944       3,413
Property and equipment at cost, net of accumulated depreciation ......   5,069       4,329
Film inventory at cost, net of amortization ..........................   4,998       5,308
Goodwill, net of amortization ........................................  14,272      14,742
Investments in joint ventures and other assets .......................   3,686       3,380
                                                                      --------     -------
   Total assets ......................................................$ 48,226     $50,803
                                                                       =======     =======


                             See accompanying notes.

                           IWERKS ENTERTAINMENT, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                         March 31,     June 30,
                                                                           1999          1998
                                                                        (Unaudited)   (Audited)
                                                                        ----------   ----------
Current liabilities:
     Accounts payable ................................................   $  2,351    $  1,982
     Accrued expenses ................................................      7,101       6,823
     Billings in excess of costs and estimated earnings
       on uncompleted contracts ......................................      2,552       2,971
     Deferred revenue ................................................        254         308
     Capital leases, current portion .................................        782         803
                                                                         --------    --------
         Total current liabilities ...................................     13,040      12,887

     Capital lease obligations, excluding current portion ............        496       1,082

Stockholders' equity:
     Preferred stock, $.001 par value:
         Authorized shares-1,000,000
         None issued and outstanding .................................         --          --
     Common stock, $.001 par value: 50,000,000 authorized;
         Issued and outstanding shares--12,384,557
         and 12,344,807 respectively .................................         57          57

     Additional paid-in capital ......................................     78,112      78,024
     Treasury Stock, 32,400 shares at cost ...........................        (32)       --
     Accumulated deficit .............................................    (43,447)    (41,247)
                                                                         --------    --------
     Total stockholders' equity ......................................     34,690      36,834
                                                                         --------    --------
     Total liabilities and stockholders' equity ......................   $ 48,226    $ 50,803
                                                                         ========    ========


                             See accompanying notes.

                           IWERKS ENTERTAINMENT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                        THREE MONTHS ENDED       NINE MONTHS ENDED
                                                             MARCH 31,               MARCH 31,
                                                        --------------------    --------------------
                                                          1999        1998        1999        1998
Revenue .............................................   $ 10,423    $  4,483    $ 26,445    $ 18,524
Cost of sales .......................................      7,669       4,195      19,193      14,152
                                                        --------    --------    --------    --------
Gross profit ........................................      2,754         288       7,252       4,372

    Selling, general and administrative expenses ....      3,174       4,637       9,612      12,553
    Merger related expenses .........................         --         888          --       1,419
                                                        --------    --------    --------    --------

Loss from operations ................................       (420)     (5,237)     (2,360)     (9,600)
Interest income .....................................         68         219         284         710
Interest expense ....................................        (37)        (59)       (124)       (193)
                                                        --------    --------    --------    --------
Net loss ............................................   $   (389)   $ (5,077)   $ (2,200)   $ (9,083)
                                                        ========    ========    ========    ========

Basic and diluted net loss per common share (note 4)    $  (0.03)   $  (0.42)   $  (0.18)   $  (0.75)
                                                        ========    ========    ========    ========

Weighted average shares outstanding-basic and diluted     12,375      12,199      12,362      12,173
                                                        ========    ========    ========    ========


                             See accompanying notes.

                           IWERKS ENTERTAINMENT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                         NINE MONTHS ENDED
                                                              MARCH 31,
                                                        ------------------
                                                          1999       1998
                                                        -------    -------
OPERATING ACTIVITIES
Net loss ............................................   $(2,200)   $(9,083)
Depreciation and amortization .......................     3,791      3,558
Changes in operating assets and liabilities .........    (1,586)     6,199
                                                        -------    -------
  Net cash provided by operating activities .........         5        674

INVESTING ACTIVITIES
Investments in joint ventures .......................      (717)       125
Investments in portable simulation theatres .........       (11)       (46)
Purchases of property and equipment .................    (1,463)    (1,970)
Additions to film inventory .........................    (1,441)    (3,046)
Investments in debt securities ......................     2,922      7,901
                                                        -------    -------
  Net cash (used in) provided by investing activities      (710)     2,964

FINANCING ACTIVITIES
Principal payments on long-term debt ................        --        (81)
Payments on capital leases ..........................      (607)      (551)
Net proceeds on exercise of stock options ...........        88         --
Stock repurchase program ............................       (32)        --
Other ...............................................        44         --
                                                        -------    -------
  Net cash used in financing activities .............      (507)      (632)
                                                        -------    -------

Net (decrease) increase in cash and cash equivalents     (1,212)     3,006

Cash and cash equivalents at beginning of period ....     7,542      3,608
                                                        -------    -------
Cash and cash equivalents at end of period ..........   $ 6,330    $ 6,614
                                                        =======    =======

Supplemental disclosures
     Interest paid during the period ................   $   130    $   188
                                                        =======    =======
     Income taxes paid during the period ............   $    15    $     8
                                                        =======    =======


                             See accompanying notes.

                           IWERKS ENTERTAINMENT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1. INTRODUCTION

     The accompanying condensed consolidated financial statements of Iwerks Entertainment, Inc. (the "Company") have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 1999 and the results of its operations for the three and nine months ended March 31, 1999 and 1998 and the cash flows for the nine months ended March 31, 1999 and 1998 have been included. The results of operations for interim periods are not necessarily indicative of the results which may be realized for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's latest Annual Report on Form 10-K as filed with the SEC.

NOTE 2. INCOME TAXES

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

NOTE 3. DEPRECIATION AND AMORTIZATION

     Depreciation expense and amortization expense for goodwill and other is computed using the straight line method over the estimated useful lives of the assets. Film costs are amortized using the individual film forecast method.

                                        Three Months Ended       Nine months Ended
                                             March 31,                March 31,
                                     -----------------------   ------------------------
                                        1999         1998          1999         1998
                                     ----------   ----------   ----------   -----------
Depreciation on fixed assets .....   $  288,000   $  247,000   $1,016,000   $  695,000
Depreciation on touring equipment       160,000      171,000      480,000      523,000
Amortization of film .............    1,025,000      586,000    1,751,000    1,571,000
Amortization of goodwill and other      181,000      295,000      544,000      769,000
                                     ----------   ----------   ----------   ----------

Total depreciation and amortization  $1,654,000   $1,299,000   $3,791,000   $3,558,000
                                     ==========   ==========   ==========   ==========

Depreciation and amortization included in cost of sales was $1,241,000 and $766,000 for the quarter ended March 31, 1999 and 1998, respectively, and $2,301,000 and $2,122,000 for the nine months ended March 31, 1999 and 1998, respectively.

NOTE 4. NET LOSS PER COMMON SHARE

     For the nine months ended March 31, 1999 and 1998, the basic and diluted per share data is based on the weighted average number of common shares outstanding during the period. Common equivalent shares, consisting of outstanding stock options and warrants, are not included in the diluted loss per share calculation since they are antidilutive.

     During the nine months ended March 31, 1999, 39,750 shares of common stock were issued as a result of exercises of stock options.

NOTE 5. LITIGATION

     The proceedings to which the Company is a defendant consist of litigation arising in the ordinary course of business. In the opinion of management, resolution of these matters will not have a material adverse impact on the Company's financial position or results of operations.

                           IWERKS ENTERTAINMENT, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

     This Report contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act. The words "expect," "estimate," "anticipate," "predict," "believe," and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of Iwerks, its Directors or Officers with respect to, among other things (a) trends affecting the financial condition or results of operations of Iwerks and (b) the business and growth strategies of Iwerks. The stockholders of Iwerks are cautioned not to put undue reliance on such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in this Report, for the reasons, among others, discussed in "Future Operating Results" below and under the caption, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" in the Company's Annual Report on Form 10-K for Fiscal 1998, filed with the Securities and Exchange Commission. Iwerks undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors referred to above and the other documents the Company files from time to time with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the fiscal year 1998, the quarterly reports on Form 10- Q filed by the Company during fiscal 1999, and any current reports on Form 8-K filed by the Company.

GENERAL

     The Company is engaged in the business of designing, engineering, manufacturing, marketing and servicing high-tech entertainment attractions which employ a variety of projection, show control, ride simulation and software technologies. The Company is currently in the business of: (a) selling and installing ride simulation attractions in specialty theatres, (b) selling and installing large format theatres (generally such theatres require projection technology which utilize film sizes ranging between five perforations per frame by 70 millimeters (5/70) and fifteen perforations per frame by 70 millimeter (15/70)), (c) licensing and distributing the films in its library to ride simulation and large format theatres, (d) producing films in the 5/70, 8/70 and 15/70 film format for its film library and for third parties, (e) investing in joint ventures by contributing its ride simulation technology, design and equipment and participating in the theatre profits, (f) operating a fleet of 16 mobile ride simulation attractions and (g) leasing camera equipment and the rental of post production facilities.

RESULTS OF OPERATIONS


HARDWARE SALES AND SERVICE

     Revenues on sales of theatre systems are recognized on the percentage-of-completion method over the life of the contract. The gross margin for each contract varies based upon pricing strategies, competitive conditions and product mix.


OWNED AND OPERATED

     Revenues from owned and operated (O&O) consist of portable ride simulation theatre (touring) revenues derived primarily from corporate sponsorship or ticket sales at state fairs, air shows, and similar events; as well as revenues derived from fixed site joint venture revenues which includes Iwerks' contractual share of the sites' revenues or profits as applicable. Admission revenues from the portable ride simulation theatres are subject to variability due to the seasonal nature of these events and are higher during the summer months. Sponsorship revenues for the portable theatres are recognized ratably over the term of the contract.


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

     The following table presents summary information regarding revenues (amounts in thousands):


                                         Periods Ended March 31,
                                    Three Months         Nine Months
                                 ----------------    -----------------
                                    1999     1998     1998       1999
                                 -------   -------   -------   -------

Hardware Sales & Service ....    $ 5,545    $ 1,233   $14,977  $ 8,325
Owned and Operated ..........        909      1,272     4,010    5,312
Film Licensing ..............      3,016      1,785     6,121    4,544
Film Production and Other ...        953        193     1,337      343
                                 -------    -------   -------  -------
    Total ...................    $10,423    $ 4,483   $26,445  $18,524
                                 =======    =======   =======  =======


THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998.

     For the three months ended March 31, 1999, the Company recorded revenues of $10,423,000 compared to $4,483,000 for the same period last year. For the three months ended March 31, 1999, the Company recorded a net loss of $389,000 or $.03 per share compared to a net loss of $5,077,000 or $.42 per share for the same period last year.

REVENUES

     Hardware Sales and Service revenues increased by approximately $4.3 million as compared to the same period last year. Sales recognized from North America and Europe increased by approximately $1.9 million and $2.4 million respectively. Typically, sales outside the United States are denominated in U.S. dollars and are backed by letters of credit, which reduce the risks related to international sales.

     Owned and Operated revenue decreased by approximately $363,000 as compared to the same period last year, primarily due to declining sales of approximately $493,000 in the touring division partially offset by an increase in revenue from the fixed site joint ventures of approximately $130,000. The decline in sales, and related expenses, in the touring division is due to the Company's decision to participate in fewer events than the prior year, focusing on the more profitable events. The increase in joint venture revenue is the result of three additional joint venture sites opened during the second quarter of the current fiscal year. The Company expects the lower touring revenue trend to continue. The Company is actively seeking additional sponsors and other revenue sources for the touring division.

     Film Licensing revenues increased by approximately $1,231,000 compared to the same period last year. These results are due to new film venues in fiscal 1999, specifically theme park attractions, several of which have signed multiple year license agreements. These new venues are a direct result of new films which the Company released this year.

     Film Production and Other revenue increased by approximately $760,000 primarily due to a new film production project for Discovery Channel Pictures. There were no film production projects in the prior year.

COST OF SALES AND GROSS PROFIT MARGIN

     The gross profit margin for the three months ended March 31, 1999 and 1998 were 26.4% and 6.4%, respectively. The increase in gross profit margin in the 1999 quarter compared to the same quarter last year is primarily due to the increased revenue in the hardware division.

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

     Selling, general and administrative expenses for the three months ended March 31, 1999 decreased by approximately $1.5 million over the same period in the prior year. This decrease was primarily due to a prior year charge of approximately $1.5 million related to severance costs that were made to fifteen employees including the former CEO and two other officers whose employment terminated in the third quarter of fiscal 1998. In addition, bad debt expense was approximately $0.7 million larger in the prior year's quarter than in the 1999 period due to the economic problems effecting the Asian region. These savings were partially offset by an increase in sales commissions, research and development costs, and sales and marketing due to the Company's new corporate brand and other selling initiatives launched in the 1999 fiscal year.

MERGER RELATED EXPENSES

     During the three months ended March 31, 1998 the Company incurred $888,000 of transaction expenses associated with the proposed merger with Showscan Entertainment, Inc. which did not receive the required shareholder vote in March 1998. There were no such expenses in the three months ended March 31, 1999.

INTEREST INCOME AND EXPENSE

     Interest income for the three months ended March 31, 1999 decreased by approximately $151,000. The decrease in interest income resulted primarily from the decrease in the invested balances during the three months ended March 31, 1999. Interest expense for the three months ended March 31, 1999 decreased by approximately $22,000. The decrease is due to a reduction of the principal balance owed under capital leases.

NINE MONTHS ENDED MARCH 31, 1999 COMPARED TO NINE MONTHS ENDED MARCH 31, 1998.

     For the nine months ended March 31, 1999 the Company recorded revenues of $26,445,000 compared to $18,524,000 for the same period last year. For the nine months ended March 31, 1999, the Company recorded a net loss of $2,200,000 or $.18 per share compared to a net loss of $9,083,000 or $.75 per share for the same period last year.

REVENUES

     Hardware Sales and Service revenues increased by approximately $6.6 million as compared to the same period last year. Sales recognized from Asia increased by approximately $2.3 million as compared to the same period last year. Sales recognized by North America and Europe increased by approximately $2.8 million and $2.9 million respectively. These increases were partically offset by a decrease in sales recognized in South America and the Middle East of approximately $1.3 million compared to the same period last year. The Company is continuing to experience an increase in the signing of new sales contracts in Asia during fiscal 1999. Sales from Asian customers were adversely impacted in fiscal 1998 as a result of economic problems in that region. Typically, sales outside the United States are denominated in U.S. dollars and are backed by letters of credit, which reduces the risks related to international sales.

     Owned and Operated revenue decreased by approximately $1.3 million as compared to the same period last year, primarily due to a $1.5 million decrease in touring revenue partially offset by an increase in revenue from the fixed site joint ventures of approximately $201,000. The decline in sales, and related expenses, in the touring division is due to the Company's decision to participate in fewer events than the prior year focusing on the more profitable events. The increase in the joint ventures are the result of three additional sites opening during the current fiscal year. The Company expects the lower touring revenue trend to continue. The Company is actively seeking additional sponsors and other revenue sources for the touring division.

     Film Licensing revenues increased by approximately $1.6 million compared to the same period last year. These results are due to new film venues in fiscal 1999, specifically theme park attractions, several of which have signed multiple year license agreements. These new venues are a direct result of new films which the Company released this year.

     Film Production and Other revenue increased by approximately $1.0 million primarily due to a new film production project for Discovery Channel Pictures and an increase in camera rentals.

COST OF SALES AND GROSS PROFIT MARGIN

     The overall gross profit margin percentages for the nine months ended March 31, 1999 and 1998 were 27.4% and 23.6%, respectively. The increase is primarily related to the increased revenue in the film license division. The additional film revenue generated by new venues are experiencing higher gross margins.

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

     Selling, general and administrative expenses decreased for the nine months ended March 31, 1999 by approximately $2.9 million over the same period in the prior year. This decrease was primarily due to a prior year charge of approximately $1.5 million related to severance costs that were made to fifteen employees including the former CEO and two other officers whose employment terminated in the third quarter of fiscal 1998. In addition, there was a reduction in bad debt expense, staffing levels and recruitment costs.

MERGER RELATED EXPENSES

     During the nine months ended March 31, 1998 the Company incurred $1,419,000 of transaction expenses associated with the proposed merger with Showscan Entertainment, Inc. which did not receive the required shareholder vote in March 1998. There were no such expenses in the nine months ended March 31, 1999.

INTEREST INCOME AND EXPENSES

     Interest income for the nine months ended March 31, 1999 decreased by approximately $426,000. The decrease in interest income resulted primarily from the decrease in the invested balances during the nine months ended March 31, 1999. Interest expense for the nine months ended March 31, 1999 decreased by approximately $69,000. The decrease is due to a reduction of the principal balance owed under capital leases.

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

     The Company has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

     The Company's plan to resolve the Year 2000 Issue involves the following five phases: (1) inventorying Year 2000 items; (2) assessing the Year 2000 compliance of items determined to be material to the Company; (3) repairing or replacing material items that are determined not to be Year 2000 compliant; (4) testing material items; and (5) implementation. To date, the Company has completed the first four phases and is in the process of implementation. The completed assessment indicated that most of the Company's significant information technology systems could be affected, particularly the general ledger, billing and inventory systems. The non-IT systems were assessed and are not material to the Company's operations. For example, the Company's engineers have reviewed the Company's significant products and do not believe there is any date sensitive software included in products sold by the Company since 1994. Some products sold by Omni Entertainment, a company acquired in 1994, may have date-sensitive chips which may result in incorrect date displays. The Company has notified these customers of this concern and has provided the necessary tools to test their equipment. The Company has not incurred material costs to test or correct products initially sold by the Company.

STATUS OF PROGRESS IN BECOMING YEAR 2000 COMPLIANT, INCLUDING TIMETABLE FOR COMPLETION OF EACH REMAINING PHASE

     For its information technology exposures, the Company has completed the inventorying phase, assessment phase, replacement and testing phase. The Company is currently in the implementation phase.

     On May 3, 1999 the Company went live with its new general ledger, billing and inventory system modules. There will be an ongoing implementation of other modules the Company felt were of less critical nature.


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


COSTS

     The Company will utilize both internal and external resources to replace, test, and implement the software and certain hardware for Year 2000 modifications. The total cost of the Year 2000 project is estimated at $510,000 and will be funded through operating cash flows or leasing of hardware and software. To date, the Company has incurred approximately $400,000 related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $90,000 is attributable to remaining consulting time, which will be capitalized. The remaining $20,000 relates to internal systems development and will be expensed as incurred.

RISKS

     Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not yet completed the final phase of the Year 2000 program. In the event that the Company does not complete the final phase, the Company may be unable to take customer orders, manufacture and ship products, invoice customers or collect payments. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. The Company could be subject to litigation for computer systems product failure, for example, equipment shutdown or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

CONTINGENCY PLAN

     The Company currently has no contingency plans in place in the event it does not complete the final phase of the Year 2000 program. The Company is in the implementation phase (the final phase), and believes that a contingency plan is not required at this time.

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

     The Company and its principal competitor in the large screen market, Imax Corporation, are aggressively competing, particularly in the United States market, for new 15 perforation, 70 millimeter format (15/70) theatre installations. The Company primarily competes in this market based upon the price and terms of its projection technology. Imax, the dominant competitor in the market, competes primarily on the basis of its brand identity and its larger base of installed theatres. These factors, and Imax's access to greater financial and other resources, are expected to continue to place the Company at a competitive disadvantage in this market and could have a negative impact on the Company's gross margins in this market. However, the Company believes there is potential and is pursuing the 8 perforation, 70 millimeter (8/70) format theatre market in addition to its 15/70 sales efforts. Imax does not offer an 8/70 product.

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

     Revenues from the Company's owned and operated attractions (primarily portable simulation theatres) have been declining since the first quarter of fiscal 1998 when the Company lost its principal sponsorship contract. The Company has been aggressively pursuing and has signed other sponsorship contracts since that time. However, it has not been successful in fully replacing this revenue source and expects the lower sponsorship sales trends to continue to adversely affect results. Because this segment of the Company's business has a significant level of fixed costs regardless of fluctuations in revenues, the Company's gross margins are expected to continue to be adversely impacted unless it is able to secure alternate sources of revenue or disposes of all or a portion of this business segment or otherwise eliminates a portion of the fixed costs associated with its operation.

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


LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities for the nine months ended March 31, 1999 was approximately $5,000. This was primarily attributable to the net loss of approximately $2.2 million offset by non-cash charges of approximately $3.8 million for depreciation and amortization along with negative changes in operating assets and liabilities of approximately $1.6 million. Investing activities for the nine months ended March 31, 1999 consisted primarily of maturities of debt securities partially offset by investments in film inventory, purchases of property and equipment and investments in joint ventures. Cash used in financing activities consisted primarily of payments on capital leases.

     At March 31, 1999, the Company had cash and cash equivalents of approximately $6.3 million. The Company believes that its existing cash balances and cash equivalents on hand at March 31, 1999, combined with anticipated cash flow from operations, are adequate to meet its cash requirements for at least the next twelve months, after which time it may be required to raise additional cash through the sale of equity or debt securities. The Company's operations are expected to generate cash over the next twelve months, however this positive cash flow is expected to be offset by cash usages for changes in operating assets and liabilities, planned additions to film inventory and other capital expenditures. Consequently, the Company expects its cash balance to continue to decline during the next twelve months.

     If the Company is unable to achieve its projected cash flow from operations, the Company may experience significantly reduced cash and short-term investments, which could result in the Company not being able to meet its operating needs. Recent operating losses, the Company's declining cash balances, the Company's historical stock performance, and a general decrease in investor interest in the Company's industry, may make it difficult for the Company to attract equity investments on terms that are deemed to be favorable to the Company. In addition, the losses in fiscal 1997, fiscal 1998 and the first nine months of fiscal 1999 make it more difficult for the Company to attract significant debt financing. Although the Company anticipates that its cash balances will decrease during fiscal 1999, management is in the process of implementing a plan which it believes will facilitate a return to profitability and increased cash flow beyond fiscal 1999. This plan includes, among other things, changes to sales management, developing and marketing new products, seeking new markets for the Company's simulation and film capabilities, the establishment of new strategic vendor and customer partnerships and aggressively reducing expenses. In the event that cash flow from operation is less than that anticipated, in order to preserve cash, the Company would be required to reduce expenditures for capital projects (including new films) and research and development, or effect further reductions in its corporate infrastructure, any of which could have a material adverse affect on the Company's future operations. At March 31, 1999 the Company was committed to approximately $1.0 million of capital expenditures to be made in the remainder of fiscal 1999 and an additional $780,000 committed during the first six months of fiscal 2000.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

               The Company is a party to various actions arising in the ordinary course of business which, in the opinion of management based in part on the advice of counsel, will not have a material adverse impact on the Company's financial condition; however, there can be no assurance that the Company will not become a party to other lawsuits in the future, and such lawsuits could potentially have a material adverse effect on the Company's financial condition and results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. NONE

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          A.   EXHIBITS:

               11.1 Schedule of earnings per share
               27.1 Schedule of financial data

          B.   REPORTS ON FORM 8-K FILED DURING THE QUARTER ENDED MARCH 31,
               1999:

               i) A form 8-K was filed on February 5, 1999, item 5, regarding a press release dated February 2, 1999.

                                   SIGNATURES


     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Burbank, State of California on the 14th day of May, 1999.



                           IWERKS ENTERTAINMENT, INC.
                                  (Registrant)



                             By: /S/ JEFFREY M. DAHL
                                 ---------------------------
                                 Senior Vice President
                                 Chief Financial Officer
                                 (Principal Finance Officer)


                             By: /S/ BRUCE E. PALMORE
                                 ---------------------------
                                 Vice President / Controller
                                 (Principal Accounting Officer)


DATE: MAY 14, 1999