Form 10-K
period 1999-06-30
IWERKS ENTERTAINMENT INC
filed 1999-09-28
CIK 830404

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1999
OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any Amendment to this Form 10-K. [ ]

At September 20, 1999, there were outstanding, 12,069,981 shares of the Common Stock of Registrant, and the aggregate market value of the shares held on that date by non-affiliates of Registrant, based on the closing price ($1.188 per share) of the Registrant's Common Stock on the NASDAQ National Market System was $12,642,485. For purposes of this computation, it has been assumed that the shares beneficially held by directors and executive officers of Registrant were "held by affiliates;" this assumption is not to be deemed to be an admission by such persons that they are affiliates of Registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of Registrant's Proxy Statement relating to its 1999 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report.

                           IWERKS ENTERTAINMENT, INC.

                    FISCAL YEAR 1999 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ____
PART I.

  Item 1.    Business..................................................        3

  Item 2.    Properties................................................       11

  Item 3.    Legal Proceedings.........................................       11

  Item 4.    Submission of Matter to a Vote of Security Holders........       11

PART II.

  Item 5.    Market for Registrant's Common Equity and Related
             Stockholder Matters.......................................       12

  Item 6.    Selected Financial Date...................................       13

  Item 7.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations.......................       14

  Item 8.    Financial Statements and Supplementary Data...............       29

  Item 9.    Changes and Disagreements With Accountants On Accounting
             and Financial Disclosure..................................       46

PART III.

  Item 10.   Directors and Executive Officers of Registrant............       47

  Item 11.   Executive Compensation....................................       47

  Item 12.   Security Ownership of Certain Beneficial Owners and
             Management................................................       47

  Item 13.   Certain Relationships and Related Transactions............       47

  Item 14.   Exhibits, Financial Statement Schedules, and Reports On
             Form 8-K..................................................       47

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION
         This Report contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act. The words "expect," "estimate," "anticipate," "predict," "believe" and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of Iwerks, its directors or officers with respect to, among other things (a) trends affecting the financial condition or results of operations of Iwerks and (b) the business and growth strategies of Iwerks. The stockholders of Iwerks are cautioned not to put undue reliance on such forward looking statements. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in this Report, for the reasons, among others, discussed in the Sections - "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Risk Factors". Iwerks undertakes no obligation to publicly revise these forward looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company in calendar years 1999 and 2000 and any Current Reports on Form 8-K filed by the Company.

                                     PART 1

                               BUSINESS OF IWERKS

ITEM 1.  BUSINESS.
-----------------

GENERAL

      Iwerks Entertainment, Inc. and its subsidiaries ("Iwerks" or "the Company") designs, engineers, manufactures, markets and services high-tech entertainment attractions which employ a variety of projection, show control, ride simulation and software technologies. The Company: (a) sells and installs ride simulation attractions in specialty theatres, (b) sells and installs Large Format theatres (generally such theatres require projection technology which utilize film sizes ranging between five perforations per frame by 70 millimeters (5/70) and fifteen perforations per frame by 70 millimeter (15/70)), (c) sells and installs specialty theatres which include special "4D" effects, (d) licenses and distributes the films in its library to ride simulation and large format theatres, (e) produces films in the 5/70, 8/70 and 15/70 film format for its film library and for third parties, (f) invests in joint ventures by contributing its ride simulation technology, design and equipment and participating in the theatre profits, (g) operates a fleet of 16 mobile ride simulation attractions and (h) leases camera equipment and renting of post production facilities.

      Further, an important element of the Company's business strategy is the participation in the operation of its fixed-base attractions either through direct equity ownership or through other participation arrangements. The Company is currently a participant in several joint ventures to own and operate multiple ride simulation theatres in the United States and Australia. The Company continues to evaluate new opportunities to participate in the operation of its fixed-base attractions.

      The primary markets for the Company's attractions are theme parks, museums, movie theatres, various types of location-based entertainment centers, destination centers and special events. The popularity of entertainment attractions of the type sold by the Company has led to their increasing use as the featured attraction in these locations. The sale of Large Format theatres into existing commercial exhibitor theatre sites is a new market the Company has targeted. In addition, high-profile retail sites and casinos are expanding their entertainment offerings to broaden appeal, extend the visitors stay, and stimulate repeat visits.

      The Company's attractions are well suited to meet this demand because, in addition to their drawing power, they require relatively little space and can be easily refreshed by changing the film or other software.

      The Company has installed more than 250 fixed-base theatres and touring attractions in 28 countries. Of these, 119 were ride simulation theatres, which the Company supports with a library of 48 ride simulation films, the industry's largest premium ride simulation film library. The Company's ride simulation films include: JOURNEY THROUGH THE CENTER OF THE EARTH, a 3D ride to the center of the earth and back; KID KOSTER a roller coaster ride through a child's room, ESCAPE FROM DINO ISLAND, a 3D sequel to its highly successful DINO ISLAND; SUPERSTITION, a haunted scream park adventure hosted by Elvira, Mistress of the Dark; SECRETS OF THE LOST TEMPLE, an explorer's adventure through a Mayan temple; RED ROCK RUN, a computer generated high speed ride through a volcano; ALIENS TM: RIDE AT THE SPEED OF FRIGHT, based on the futuristic movie thriller of the same name and DINO ISLAND, a fantasy based on a newly discovered volcanic island with prehistoric reptiles. Fiscal 2000 releases will include, METEOR ATTACK, a futuristic science fiction adventure; WINGS, a film showing the history of flight, along with new 3D films including: AQUA RIDE, a surreal underwater voyage; and MAGIC CARPET RIDE, an adventure to save a princess set in a mythical city, along with other film projects under development. The Company's newest film project represents a partnership with Infogames, a computer game designer and publisher for a ride simulator film based on their popular Independence Wars franchise game. The Company has the largest installed base of film ride simulation theatres and the largest library of ride simulation films in the world.

      The Company is a Delaware corporation with principal executive offices located at 4540 West Valerio Street, Burbank, California 91505, telephone number
(818) 841-7766. In addition to its principal executive offices, Iwerks has sales offices in Sarasota, Florida and London, England. A sales representative maintains offices in Hong Kong and Shanghai.

BUSINESS STRATEGY

      The Company's goal is to capitalize on its position as a leader in the ride simulation attraction business to become the leading full-service provider; offering a full range of support services and film-based software in the ride simulation, Large Format and specialty venue 4D attractions.

      The Company's current strategies to achieve its objectives include the following:

      FULL SERVICE PROVIDER OF COMPLETE ENTERTAINMENT BUSINESS SOLUTIONS. The Company intends to expand its market penetration by offering its customers a complete line of services and products to support the design, development and operation of specialty format theater attractions. The Company has installed over 250 specialty format theater attractions and currently licenses film software to over 95 installed simulation theaters. The Company believes that this track record of successes positions itself as a leader in terms of industry experience and operating expertise in the specialty format theater market. By focusing its services and products on solutions designed to assist its customers in building their businesses, the Company believes that it will continue to expand its own business opportunities in the future.

      EXTEND THE COMPANY'S PRODUCT LINE THROUGH INNOVATIVE USE OF ITS CURRENT TECHNOLOGIES. Management believes that the Company has the opportunity of increasing its product offerings without incurring significant additional research and development costs. An example of this is the introduction of a turn-key specialty theatre which utilizes "4D" effects, the first which will open in Shenzhen, China in February 2000. These effects include a water mist, wind and a seat drop among other visceral effects. Management believes there are opportunities to leverage the Company's existing technology to provide new, innovative products designed to meet current market requirements and opportunities, including adding 4D effects to its ride simulation systems.

      EXPAND INTO NEW MARKETS. The Company is exploring potential new markets for its attractions, products and services. The Company continues its expansion efforts in Europe and South America. In addition, the Company is pursuing market opportunities for its Giant Screen theaters in commercial locations, such as movie theater multiplexes, where it has made its first sales in fiscal year 1999, and its ride simulation theaters in untapped commercial settings including casinos and retail businesses.

      IDENTIFY NEW STRATEGIC PARTNERS. Management believes that the Company can optimize its market position and performance through the formation of strategic alliances with companies who have complementary technologies, manufacturing or distribution. For example, an alliance with Media Technology Source, the world's largest cinema equipment dealer, provides benefits especially in the Giant Screen market.

      BRANDED PRODUCTS. The Company has launched two new product brands in an effort to establish a recognizable and significant global market presence. The Extreme Screen tm brand will be utilized to identify the Company's Giant Screen theatre installations. The Exploration in Motion tm brand will be utilized to identify a ride simulator program targeting institutional venues around the world.

IWERKS PRODUCTS

         FIXED-BASE RIDE SIMULATION THEATRES. The Company's line of fixed-base ride simulators are marketed under the brands IWERKS TURBORIDE tm and EXPLORATION IN MOTION tm, and combine high-resolution projector film or video software, digital surround sound and moving seats to fully involve the audience in a realistic, simulated experience. The Company is also beginning to incorporate digital projection technology into some of its installations. Software currently available includes a variety of live action and fantasy experiences such as taking a ride through the center of the earth, being chased by dinosaurs, flying at supersonic speeds, racing with Indy cars, riding a roller coaster, white-water rafting and space and underwater adventures. The Company's ride simulation theatre product line is the broadest in the industry, enabling the Company to offer its customers seat, and platform-based simulators in a variety of configurations and at multiple price points. The Company derived approximately 41%, 21% and 21% of its revenues from the sale of fixed-base ride simulation theatres in fiscal 1997, 1998 and 1999, respectively. The Company's ride simulators are designed to operate in theatres which typically seat 18 to 100 people, and feature screens up to 52 feet high, with six-channel digital surround sound. In these rides, guests watch a high resolution film with a fast action point-of-view perspective while sitting in seats that move in synchronization with the action on the screen. Films for the Company's ride simulation theatres typically range between three and five minutes. Ride simulation theatres can be reprogramed to create new adventures.

         GIANT SCREEN THEATRES. The Company's Giant Screen theatres are marketed under the name IWERKS EXTREME SCREEN TM, and feature screens which are much larger than standard movie screens and projection systems that deliver a sharper, brighter image than conventional movies. The result is a high-impact, immersive, sensory experience for the audience. These theatres can seat up to 600 people, have steeply raked seating and exhibit films typically lasting between 15 and 40 minutes. The Company offers both 15/70 (15 perforations, 70 millimeter film) and 8/70 (8 perforations, 70 millimeter film) format systems including its exclusive patented Linear Loop projectors.

         The Company's Giant Screen theatres are available in a variety of configurations. Its flat screen theatres use screens as large as 81 feet high by 110 feet wide, more than five times the size of most movie theatre screens. The Company's domed screen theatres use a dome-shaped screen up to 85 feet in diameter which wraps around and above the audience filling the audience's field of vision. The Company also offers 3D systems which use dual projectors to create a 3D image. The Company derived approximately 12%, 8% and 21% of its revenues from the sale of Giant Screen theatre systems in fiscal 1997, 1998 and 1999, respectively.

         CUSTOM AND OTHER THEATRES. The Company offers a wide range of custom film and video-based theatre systems utilizing 70 millimeter and 35 millimeter film formats. Among its offerings is the Iwerks 4D Specialty Theatre, a theatre which includes in-theatre physical effects of fog, rain, wind, speed and more.

         The Company's custom projects range from the sale of individual projectors to complete theatre systems. The Company derived approximately 5%, 11% and 10% of its revenues from the sale of custom and other theatres in fiscal 1997, 1998 and 1999, respectively.

         PORTABLE RIDE SIMULATION THEATRES. The Company also operates a portable ride simulation theatre called the "REACTOR", which is transported by tractor trailers. The trailers transform to create a ride simulation theatre with a high definition video projection system and digital surround sound. The simulation theatres have on-board generators which enable them to operate independent of other power sources. The REACTOR incorporates the same ride simulation technology as the Company's TurboRide and can accommodate up to 18 people per show. The REACTORS can be used to exhibit the Company's ride simulation films developed for its fixed-base ride simulation theatres as well as films developed specifically for use in the REACTOR at air shows, boat and car races, state fairs and other special events. The Company also seeks corporate sponsors for its touring REACTOR units. The Company derived approximately 17%, 22%, and 10% of its revenues in fiscal 1997, 1998 and 1999, respectively, from the operation and sponsorship of portable ride simulation theatres. The Company continues to seek additional sponsors as well as looking at other alternatives for these operations.

         FILM SOFTWARE. The Company produces film and video software for the Company's attractions with a production strategy that is similar to that of a movie studio, where a small core of executives hire supplemental production talent and specialists on a project-by-project basis. This structure allows the Company to maintain creative control of projects without incurring substantial, continuing overhead expenses. In addition, the Company has acquired distribution rights for ride simulation films purchased or owned by others. The Company also provides executive producer and post production services to third parties filming in the Company's film or video projection formats.

         The Company has a film library which includes, as of September 17, 1999, the distribution rights to 48 simulation films of which 7 are available in 3D, 6 Giant Screen films of which 2 are available in 3D and 5 3D attraction films. The Company's library of ride simulation films is the largest in the industry. In addition to the Iwerks' film library, owners of Iwerks' Giant Screen theatres have access to a library of over 100 films. The Company believes that the quality and size of its film library is a significant competitive advantage in the markets in which it competes, particularly in the ride simulation market. Growth in the installed base of theatres provides the Company an opportunity to increase film licensing revenue. The Company derived approximately 14%, 22 % and 23% of its revenue in fiscal 1997, 1998 and 1999, respectively, from film license agreements.

         The Company's film distribution efforts are focused in three primary market sectors: Simulation films, 3D/4D Attraction films and Giant Screen films. The Company's recent ride simulation films include JOURNEY THROUGH THE CENTER OF THE EARTH, a 3D ride to the center of the earth; ESCAPE FROM DINO ISLAND, a 3D sequel to its highly successful film DINO Island; SUPERSTITION, a haunted scream park adventure hosted by Elvira - Mistress of the Dark; MAD RACERS, Iwerks' first ride simulation 3D film; SECRETS OF THE LOST TEMPLE, based on an explorer's adventure through a Mayan temple; ALIENS TM RIDE AT THE SPEED OF FRIGHT, based on the futuristic movie thriller of the same name; DINO ISLAND, a fantasy ride through a dinosaur-inhabited island; MOON RAID ALPHA, a space chase adventure fantasy; a film for Time Warner Six Flags theme parks called THE RIGHT STUFF; a film for the IWERKS REACTOR called FLY WITH THE BLUE ANGELS featuring the Blue Angels flight team; a film for Paramount theme parks based on the motion picture DAYS OF THUNDER and a film based on the motion picture ROBOCOP. Fiscal 2000 releases will include "WINGS," "MAGIC CARPET RIDE IN 3D," "AQUA RIDE 3D" and "INDEPENDENCE WARS 3D". The Company continues to look at additional projects which may increase the number of films released in fiscal 2000. Many of the Company's ride simulation and other productions have received industry recognition. In November 1998 DINO ISLAND II won 1st place at the prestigious London Effects and Animation Festival. Other awards for the Company were the prestigious Marketing Award for Best Brand Pricing at the 1998 International Association of Amusement Parks and Attractions (IAAPA) convention. Additionally, the Company won the prestigious Image Award for Best Overall Presentation at the November 1997 International Association of Amusement Parks and Attractions (IAAPA) convention in Orlando, this was the second time the Company won this award; the dramatic Iwerks TurboRide 3D! took first honors for best New Entertainment

Technology at the November 1996 IAAPA convention in New Orleans. SECRETS OF THE LOST TEMPLE, premiered at IAAPA 1996, also received an award in the Best New Product category. The Company recently made an agreement with Camber Entertainment to provide Camber with the license to market approximately 30 of the Company's simulation films. This agreement was designed to extend the value of the Company's film assets that have already been shown in the Iwerks network theaters. The Company intends to continue to seek other opportunities for deriving additional revenue from its library of simulation films in fiscal year 2000.

      The Company also produces and distributes Large Format and specialty films to theme parks. In fiscal 1999, the Company released "ENCOUNTER IN THE THIRD DIMENSION" a Large Format 3D film based on the history and technology of 3D effects. This film is available in 15/70 and 8/70 formats to the existing market of approximately 40 Giant Screen 3D theaters. A shortened version of this film will also be available for specialty theater exhibition.

MULTI-FORMAT FILM PRODUCTION STRATEGY

      Given the Company's presence in three unique market places, Iwerks has the ability to select film properties that can be exploited across the three separate film markets. In the case of the Company's investment in the Giant Screen film "ENCOUNTER IN THE THIRD DIMENSION", Iwerks was able to derive three different film products from the singular investment. This strategy greatly reduces the risk of the film investment and facilitates entry into new markets to increase revenue potential at a greatly reduced cost. This strategy was duplicated with the release of "ALIEN ADVENTURE IN 3D" which also derived four 3D simulation films including "MAGIC CARPET RIDE IN 3D," "KID COASTER 3D," "AQUA RIDE 3D" and "GLACIER RUN 3D" as well as a 12 minute 3D/4D specialty film.

FILM PRODUCTION

      The Company's internal executive production capability develops and oversees production of films for the Company's film productions as well as for third party custom film projects. In fiscal 1999 the production group developed the "Wings" project in association with Discovery Channel Pictures, as well as secured custom film contracts with Sony and Volkswagen which will be completed in fiscal 2000.

         Typically, a film produced for exhibition on a theatre system is sold or licensed to a customer as part of the sale of the theatre system. When sold, the customer pays all or most of the production cost; the Company attempts to retain limited distribution rights beyond an exclusive exhibition territory retained by the customer. When licensed, the Company typically licenses the film for a one-year period for a flat fee which varies based upon the film. In limited cases, the Company will accept its fees as a percentage of the ticket sales, usually against a guarantee minimum fee Film license fees vary according to the quality of the film, the initial price paid for the theatre systems and other factors.

CAMERAS AND OTHER PRODUCTION SERVICES

      The Company contracts with third parties to produce specialty films as well as leasing its four 8/70 Large Format cameras and related equipment, including lenses and accessories, generally from several days to several months. The Company derived approximately 1%, 2% and 7% of its revenue in fiscal 1997, 1998 and 1999, respectively, from this revenue source.

      In fiscal 1998, the Company contracted with a third party to develop and manufacture three 15/70 Large Format cameras, and a 3D rig for both 15/70 and 8/70 cameras. The 3D rig has been completed and the 15/70 cameras are expected to be completed in fiscal 2000. The Company intends to rent these cameras to third party film producers. The Company also provides technical and post-production services to third party producers for a fee and maintains a 15/70 projection room at its Burbank facilities for rent to Giant Screen film makers for use in the post-production process.

MARKETING AND CUSTOMERS

         The Company distributes its theatre systems, software and services through multiple distribution channels including a direct sales and marketing force as well as independent sales representatives in selected areas. The sales and marketing staff consists of 13 employees. A sales representative maintains foreign sales offices in Hong Kong and Shanghai which provide support to the Company's Asian marketing programs and assist in customer service. A sales office was established in London, England in May 1997 to create a stronger sales effort in the European market. In addition, the Company has sales professionals located in Burbank, California and Sarasota, Florida.

         The Itochu Corporation has a non-exclusive distribution agreement to sell the Company's product in Asia which expires in December 1999.

         The Company markets its attractions, including theatre systems and film software, mainly to theme parks, museums, movie theaters, destination centers, casinos, location-based entertainment centers and special event venues. The Company's theatre systems include projection and audio equipment, show control systems and film handling equipment. The Company also provides ride simulation systems; these include motion bases, film projection and audio equipment, show control and other effects as well as 4D specialty systems which include other sensory effects. The customer supplies its own theatre space and other necessary site improvements to operate the theatre. The Company provides installation, training, design, marketing, maintenance and other support services.

         A primary market for the Company's 2D, 3D and 4D theatres has been the worldwide amusement and theme park industry. Continuing sales will come from existing parks looking for new attractions, parks under development looking for an array of attractions and the expanding location-based entertainment industry. Substantial new park development is occurring outside of the United States and management believes that international operators will continue as important customers for this product. The Company has also developed customers in the family entertainment center, movie theater, institutional and casino markets as well as tourist, vacation, destination shopping and convention locations for its ride simulation theatres. The Company sells its ride simulation theatres at prices which are separately negotiated, depending upon the product, the number of motion bases, the configuration of the theatre space, optional components selected and the level of design service provided. The Company licenses its ride simulation films for a range of prices depending on the film and the license term.

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

         The primary markets for the Company's Giant Screen 2D and 3D theatres have been museums, visitor destination centers, and other institutional exhibition facilities frequented by large numbers of visitors. Increasingly, commercial movie theatre operators are also viewing Giant Screen theatres as a new entertainment option for their guests. The Company sells its Giant Screen theatres at prices which are separately negotiated.

         No single customer accounted for more than 10% of revenues in fiscal 1997, 1998 and 1999.

         The Company's sales typically are made pursuant to written contracts, and are denominated in United States dollars. International hardware sales are generally backed by letters of credit. Consequently, the Company's operations have not historically been subject to risks related to currency fluctuations. During fiscal 1997, 1998 and 1999, 55%, 46% and 56% of the Company's revenues, respectively, were derived from sales outside the United States. The Company's sales contracts typically provide for progress payments which are timed to match related expenditures by the Company. The customer generally has the right to terminate the contract before completion by paying Iwerks its non-recoverable costs plus a termination fee. The Company offers a warranty on sales of its products, generally for a period of 12 months. The Company believes that its material contract terms are consistent with industry practices.


ENABLING TECHNOLOGIES

         With limited exceptions, the underlying technologies employed by the Company are in the public domain and generally available in the marketplace. However, the Company possesses substantial expertise in the design, modification and engineering of projection, film-handling, and camera and audio technologies which it believes to be an important competitive factor.

         IMAGING SYSTEMS. The Company offers a variety of technologically advanced imaging systems.

         The Company's 8/70 is an eight perforation, 70-millimeter film system that operates at 30 frames per second. By comparison, most motion picture theatres use four perforation, 35-millimeter film that runs at 24 frames per second and standard 70-millimeter film is five perforation which also runs at 24 frames per second. The larger frame size and faster speed gives the Company's 8/70 a brighter and sharper image without the flicker and stroboscopic effects common with conventional 35- and 70-millimeter film systems. The Company's 8/70 is used in the Company's array of ride simulation systems and Giant Screen theatres common to museums, movie theatres and other venues where screen sizes smaller than 60' high and 80' wide or dome screens of 75' or less in diameter are suitable.

         The Company's 15/70 is a fifteen perforation, 70-millimeter rolling loop projection system which handles the largest commercially available film size. This system projects an image area more than nine times that of conventional 35-millimeter film and 300% larger than standard 70-millimeter film. The Company's 15/70 is capable of achieving screen sizes up to 81' high and 110' wide and dome screens up to 85' in diameter that are generally found in high capacity theatres at world expositions and larger museums and visitor centers. Iwerks, 8/70 and 15/70 are used in the Iwerks Dome and Giant Screen Theatres.

         In fiscal 1997, the Company acquired Pioneer Technology Corporation and the proprietary patented Linear-Loop Projection ("LLP") Technology to offer the expanding Giant Screen market a genuine alternative to existing projection techniques. The LLP gently pushes film through the projector on a column of air unlike most projection systems that use levers to pull film through. The LLP is designed to produce an image that is brighter and more stable than other projectors available.

         The Company offers high resolution digital video imaging systems that utilize a laser disc source and produce a high quality video image. This imaging system is ideal for Iwerks' REACTORS and small ride simulation theatre systems.

         MOTION BASES. The Company's ride simulation theatres utilize seat-based ride simulation technologies with per-base capacities of two and eight persons. The TURBO TOUR is a two seat hydraulic base which is a compact and highly responsive three-axis system, allowing a multitude of combinations of pitch (tilt from front to rear), vertical (move up and down) and roll (tilt from side to side) movements, which keep passengers in constant motion with the image. The Company introduced a new eight seat electro-mechanical base which has six-axis of motion capable of producing the most realistic ride simulation available. This six-axis systems permit pitch, roll, vertical, sway, yaw (a turning motion), and surge (forward and back), all the motions available within a given motion envelope. Each motion base is a self-contained system, requiring only electronic communications and electrical power connections.

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

         The Company is the exclusive distributor of 15/70-format Giant Screen projection systems manufactured by Cinema Technologies, Inc.. This distribution agreement expires in September, 2003. In order to maintain its exclusive rights under the agreement, Iwerks is required to meet certain minimum purchase and other requirements.

         The Company's manufacturing operations utilize a wide variety of electrical and mechanical components, raw materials and other supplies and services. The Company has developed multiple commercial sources for most components and materials, but it does use single sources for a limited number of standard and custom components. While delays in delivery of such single source components could cause delay in shipments of certain products by Iwerks, at this time, the Company has no reason to believe that any of the single-source vendors present a serious risk. Consistent with industry practice, the Company generally purchases components of its theatre systems upon receipt of an order. Certain components used by Iwerks, including lenses, hydraulic power sources and motion bases must be ordered up to four months in advance to assure timely delivery. The Company maintains an inventory of these items as it deems appropriate to service forecasted demand. Research and development costs are incurred in the design, construction and testing of prototype systems and are charged to expense as incurred. The research and development expenses were $726,000, $766,000 and $565,000 for the years ended June 30, 1997, 1998 and 1999, respectively. Of the expenses, 23%, 66% and 91% in 1997, 1998 and 1999, respectively, were for improvements to existing products and the remainder was for development of new products.

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

         The Company acquires certain other projectors from third party suppliers and makes modifications to the projectors to fit the Company's use. Lenses and lamphouses incorporated in the projection systems are supplied to the Company by third parties.

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

         The Company has also developed an electro-mechanical 8-seat base in conjunction with a company named MOOG, Inc. to be used independently or in groupings. This developed base actuates 6 degrees of movement and uses standard 110 volt electrical power as its source. In the development of the 8-seat simulator, a manufacturer was secured to execute the fiberglass seat as a finished product requiring no additional assembly or finishing by the Company. The finished product will be dropped shipped directly to the installation site for installation. The first 8-seat base was installed on June 18, 1999 at Dave and Buster's restaurant in St. Louis, Missouri.

PATENTS AND TRADEMARKS

         With the exception of certain features of Iwerks' motion base and motion control system used in its motion simulation theaters and certain features of its linear loop projector, for which Iwerks owns United States patents, Iwerks does not have United States or foreign patent protection on its existing technology underlying its products. Iwerks does intend to seek patent protection for any patentable technology developed in the future. Iwerks has registered certain marks under United States and international trademark laws. Iwerks intends to take all steps necessary to cause these trademarks to have a perpetual existence, although Iwerks does not believe that its business is dependent on any of these marks.

EMPLOYEES

         At September 17, 1999, the Company employed 115 persons, of whom 26 were employed in management, finance and administration, 13 were employed in sales and marketing, and 76 were employed in operations (including 28 employees working in the field on the Company's touring units). None of the Company's employees are represented by a collective bargaining agreement. The Company believes that its relations with its employees are satisfactory.

ITEM 2. PROPERTIES.
-------------------

         The Company maintains its principal facility in Burbank, California where it leases space under three separate leases on adjacent facilities consisting of 36,000, 23,460 and 7,596 square feet each, expiring between September 30, 1999 and September 30, 2001. The Company leases the space for an aggregate lease payment of approximately $38,000 per month. The Company believes that its current facilities are adequate to meet its needs for the immediate future; however the Company is evaluating the possibility of a facility reduction in light of its efforts to reduce ongoing costs.

ITEM 3.  LEGAL PROCEEDINGS.
---------------------------

         The Company is a party to various other actions arising in the ordinary course of business which, in the opinion of management, will not have a material adverse effect on the Company's financial condition; however, there can be no assurance that the Company will not become a party to other lawsuits in the future, and such lawsuits could potentially have a material adverse effect on the Company's financial condition and results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

         During the last quarter of the Registrant's fiscal year ended June 30, 1999, no matter was submitted to a vote of the security holders of the Registrant.

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


                                                              HIGH        LOW
                                                              ----        ---

YEAR ENDED JUNE 30,  1998
--------------------------------
First Quarter                                               $  5 5/8    $ 3 1/2

Second Quarter                                                 4 3/8      2 1/4

Third Quarter                                                  3 1/4      2 1/4

Fourth Quarter                                                 3 5/16     1 5/6


YEAR ENDED JUNE 30,  1999
--------------------------------
First Quarter                                               $ 1 15/16   $1 3/16

Second Quarter                                                  1 1/4    1

Third Quarter                                                   1 3/8    1

Fourth Quarter                                                  1 3/16    29/32


         As of September 17, 1999, Iwerks had approximately 874 holders of record and believe that it has more than 2,000 beneficial holders. No dividends have been declared or paid since incorporation. Iwerks currently intends to retain earnings for use in its business and does not anticipate paying any cash dividends on its common stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------


                                                                 Fiscal Year Ended June 30,
                                              ---------------------------------------------------------------
                                                  1995         1996       1997 (1)     1998 (2)       1999
                                              -----------  -----------  -----------  -----------  -----------
                                                         (IN THOUSANDS EXCEPT PER SHARE INFORMATION)
OPERATIONS:
Total revenue                                  $  44,975    $  48,516    $  39,584    $  25,073    $  34,869
(Loss) income from operations                    (13,893)       2,464      (10,573)     (12,132)      (4,986)
Net (loss) income                              $ (13,473)   $   3,099    $  (9,956)   $ (11,560)   $  (4,778)

Net (loss) income per share - basic            $   (1.32)   $    0.28    $   (0.84)   $   (0.95)   $   (0.39)
Net (loss) income per share - diluted          $   (1.32)   $    0.26    $   (0.84)   $   (0.95)   $   (0.39)
Weighted average shares outstanding -
  basic                                           10,210       10,945       11,855       12,212       12,320
Weighted average shares outstanding -
  diluted                                         10,210       12,144       11,855       12,212       12,320

FINANCIAL POSITION (AT PERIOD END):
Cash, cash equivalents and short-term
  investments                                  $  20,586    $  25,281    $  19,067    $  10,464    $   6,717

Total assets                                      71,626       72,926       64,529       50,803       50,768

Capital lease obligations and long-term
  debt                                             2,130        2,732        1,827        1,082        1,087

Stockholders' equity                              50,374       56,665       48,386       36,834       31,775

Total liabilities and stockholders' equity     $  71,626    $  72,926    $  64,529    $  50,803    $  50,768

PER SHARE DATA (AT END OF PERIOD):
Net book value per common share                $    4.76    $    4.89    $    3.97    $    2.98    $    2.63
Common shares outstanding                         10,592       11,588       12,160       12,345       12,069

(1) Net loss for 1997 includes the write down of $5.6 million ($0.47 loss per share) for the asset impairment of long lived assets for the portable ride simulation business and other fixed assets.

(2) Net loss for 1998 includes approximately $1.6 million of severance costs associated with a company-wide layoff and termination of certain officers, and an additional $1.6 million for merger related costs associated with the failed merger.

ITEM 7.  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

GENERAL
-------

         The Company designs, engineers, manufactures, markets and services high-tech entertainment attractions which employ a variety of projection, show control, ride simulation and software technologies. The Company is currently in the business of: (a) sells and installs ride simulation attractions in specialty theatres, (b) sells and installs Giant Screen theatres (generally such theatres require projection technology which utilize film sizes ranging between five perforations per frame by 70 millimeters (5/70) and fifteen perforations per frame by 70 millimeter (15/70)), (c) sells and installs specialty theatres which include special "4D" effects, (d) licenses and distributes the films in its library to ride simulation and Large Format theatres, (e) producing films in the 5/70, 8/70 and 15/70 film format for its film library and for third parties,
(f) invests in joint ventures by contributing its ride simulation technology, design and equipment and participating in the theatre profits, (g) operates a fleet of 16 mobile ride simulation attractions and (h) leases camera equipment and renting post production facilities.

         The Company's operating results in fiscal 1999 have improved from fiscal 1998. This was mainly due to increased hardware sales in Asia, Europe and North America as well as a strong effort on behalf of the Company to reduce operating expenses.

         The Company's Touring business continues to struggle. The Company derived $3.3 million, $1.4 million and $1.0 million of revenues in fiscal 1997, 1998 and 1999, respectively, from sponsorship of its fleet of touring motion simulators. The Company currently has only limited sponsorship contracts and has been unsuccessful in securing sponsorship arrangements that approach the levels enjoyed prior to fiscal 1997. In fiscal 1997, the Company sold one touring unit and continues to explore other strategic alternatives for the touring operations.

         Results were also impacted by certain one-time charges. In the fourth quarter of fiscal 1997, the Company took approximately $8.4 million in charges, including a loss on impairment of assets, legal and dispute reserves, additional film amortization expense and an increase in bad debt reserve. In fiscal 1998, results were adversely impacted by nonrecurring expenses related to a proposed merger between Iwerks and Showscan which did not receive the required shareholder vote in March 1998. In the fourth quarter of fiscal 1999, results were adversely impacted by approximately $1.0 million due to the termination of one contract for a one-time research and development specialty project.

REVENUES FOR THE FISCAL YEAR ENDED JUNE 30, 1997, 1998 AND 1999 ARE ANALYZED IN
-------------------------------------------------------------------------------
THE FOLLOWING TABLE (IN THOUSANDS):
-----------------------------------

         The Company derives its revenues primarily from four sources: sales of hardware systems, licensing of films, owned and operated (primarily portable simulation theatres), and the production of films for third parties and rental of facilities, camera equipment.

Revenues for the fiscal year ended June 30, 1997, 1998 and 1999 are analyzed in the following table (in thousands):

                                            Fiscal Year Ended June 30
                              -------------------------------------------------
                               1997     %         1998     %        1999     %
                              -----    --         ----     -        ----     -

Hardware sales & service    $25,829   65%      $12,132   48%     $19,305   55%
Film licensing                5,358   14%        5,521   22%       7,858   23%
Owned and operated            8,072   20%        6,871   28%       5,118   15%
Film production and other       325    1%          549    2%       2,588    7%
                            -------  ----      -------  ----     -------  ----

                            $39,584  100%      $25,073  100%     $34,869  100%
                             =======  ====     =======  ====     =======  ====

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

      Film Licensing revenues and related expenses are recognized at the beginning of the license period at which time the customer is billed the license fee and the film is delivered to the customer.

      Revenues from owned and operated (O&O) consist of portable ride simulation theatre (touring) revenues derived primarily from corporate sponsorship or ticket sales at state fairs, air shows, and similar events as well as revenues derived from fixed site joint venture revenues which includes Iwerks' contractual share of the sites' revenues or profits as applicable. Admission revenues from the portable ride simulation theatres are subject to variability due to the seasonal nature of these events and are higher during the summer months. Revenues for the portable theatres are recognized ratably over the term of the contract. In addition, revenues from O&O for fiscal 1997 were benefitted by significant corporate sponsorships. Sponsorship revenues recognized in fiscal 1998 and 1999 were significantly lower than the fiscal 1997 level.

      Revenue from film production and other is generated primarily through the production of films for third parties, leasing of camera equipment and the rental of post production facilities. The Company recognizes revenues and costs associated with the production of custom films on the percentage of completion method. The Company typically realizes a smaller margin from the sale of custom films in comparison to its theatre system sales.

      A significant portion of the Company's sales are made to customers located outside of the United States, primarily in Asia, South America, Europe and Canada. Revenues for the fiscal years ended June 30, 1997, 1998 and 1999 attributable to sales to these areas are summarized in the following table (in thousands):

                                     1997                         1998                         1999
                           -------------------------    -------------------------    -------------------------
                                      Percentage of                Percentage of                Percentage of
                            Amount    Total Revenue      Amount    Total Revenue      Amount    Total Revenue
                           --------  ---------------    --------  ---------------    --------  ---------------

Asia                       $13,682        34.6%          $5,660        22.6%         $10,434         29.9%
South America                5,375        13.6%           2,493         9.9%             550          1.6%
  (including Mexico)
Europe                       2,085         5.3%           1,672         6.7%           8,148         23.4%
Canada                         516         1.3%           1,596         6.4%             503          1.4%
                           --------  ---------------    --------  ---------------    --------  ---------------
  Total Export Revenues    $21,658        54.7%         $11,421        45.6%         $19,635         56.3%
                           --------  ---------------    --------  ---------------    --------  ---------------


      A sales representative maintains offices in Hong Kong and Shanghai to support sales to Asia. The Company also maintains an office in London, England to support its European sales. South American sales are supported out of the Sarasota, Florida office. International operations and sales may be subject to political and economic risks, including political instability, currency fluctuations, changes in import/export regulations, tariff and freight rates. In addition, various forms of protectionist trade legislation have been proposed in the United States and in certain other countries. Any resulting change in current tariff structures or other trade and monetary policies could adversely affect Iwerks' international operations. Political and economic factors have been identified by the Company with respect to certain markets in which it competes. There can be no assurance that these factors will not result in customers of the
                                       15

Company defaulting on payments owed to Iwerks, or in the reduction of potential purchases of the Company's products. For example, turmoil in the economies of the countries in Asia have had a material adverse affect on the Company's revenues and results of operations. Revenues attributable to sales in Asia declined from $13.7 million for fiscal 1997 (representing 34.6% of the Company's revenues) to $5.7 million in fiscal 1998 (representing 22.6% of the Company's revenues). During the 1999 fiscal year however, the Company experienced an increase in sales to Asia which increased to $10.4 million in fiscal 1999 (representing 29.9% of the Company's revenue). The Company is not able to predict to what extent, or for what period, economic trends may adversely affect the sales of its products. Typically, sales outside the United States are denominated in United States dollars and are backed by bank letters of credit, which reduce the risks related to international sales.

COMPARISON OF YEAR ENDED JUNE 30, 1999 TO YEAR ENDED JUNE 30, 1998
------------------------------------------------------------------

      REVENUES

         Revenue for the fiscal year ended June 30, 1999 increased $9.8 million or 39% from the fiscal year 1998 revenue due to the factors described below.

         Hardware sales and service increased by $7.2 million or 59% from the prior fiscal year. Hardware sales in the Asia region increased by $2.7 million, North American hardware sales increased by $2.6 million and hardware sales in Europe increased by $3.5 million. The only decline in hardware sales was in the South America region where sales declined by approximately $1.0 million.

         Film licensing revenues increased by approximately $2.3 million or 42% compared to the same period last year. These results are due to new film venues in fiscal 1999 from new hardware sales, as well as new theme park attractions, several of which have signed multiple year license agreements. Many of these new venues are a direct result of new films which the Company released this year.

         Owned and Operated revenue decreased by approximately $1.8 million as compared to the same period last year, primarily due to declining sales of approximately $2.0 million in the touring division, partially offset by an increase in revenue from the fixed site joint ventures of approximately $279,000. The decline in sales, and related expenses, in the touring division is due to the Company's decision to participate in fewer events than the prior year, focusing on the more profitable events. The increase in joint venture revenue is the result of three additional joint venture sites opened during the second quarter of fiscal year 1999. The Company expects the lower touring revenue trend to continue. The Company continues to seek additional sponsors as well as other alternatives for the touring business.

         Film Production and other revenue increased by approximately $2.0 million. This was primarily due to the Company securing one major film production deal in fiscal 1999 compared to none in fiscal 1998.

         COST OF SALES

      Cost of sales primarily includes costs of theatre systems sold, expenses associated with operating portable ride simulation theatres, and costs associated with film production and distribution. The cost of theatre systems include the cost of components, customization, engineering, project management, assembly, system integration, installation and estimated warranty expenses. Also included in cost of sales are royalties payable to a former joint venture partner. The costs associated with film distribution primarily reflect amortization of film production costs over the lives of certain films and royalties paid to third parties. The cost of sales associated with operating portable ride simulation theatres include costs for personnel, depreciation and amortization of $0.7 million, event fees, fuel, insurance and maintenance.

      Cost of sales as a percentage of sales was 78% for both fiscal years ended June 30, 1998 and 1999. Included in the cost of sales in 1999 is a charge of approximately $1.0 million due to the termination of one contract relating to a one-time research and development specialty project.

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

      Selling, general and administrative expenses were approximately $16.0 million and approximately $12.6 million, for the years ended June 30, 1998 and 1999, respectively. This decrease was primarily due to a reduction of $2.2 million in employee related expenses from the prior year. Of those expenses, approximately $1.6 million was related to severance costs that were made to fifteen employees including the former CEO and two other officers whose employment terminated in the third quarter of fiscal 1998. In addition, bad debt expense was approximately $0.8 million larger in the prior year than fiscal 1999 due to the economic problems affecting the Asian region in the prior year. Other savings included a reduction in building leases and business insurance partially offset by an increase in sales commissions and an increase in sales and marketing expenses due to the Company's new corporate brand initiative launched in the 1999 fiscal year as well as a more comprehensive marketing program to support clients' efforts to build their Iwerks attractions.

      MERGER RELATED EXPENSES

      The Company incurred approximately $1.8 million of non-recurring expenses related to the proposed merger with Showscan which did not receive the required shareholder vote in March 1998. These costs were primarily professional legal, accounting and investment banking fees of which approximately $1.6 million was expensed in fiscal 1998.
Approximately $0.2 million was expensed in fiscal 1997.

      INTEREST INCOME & EXPENSE

      Interest income for fiscal 1998 and 1999 was approximately $0.8 million and $0.4 million, respectively. The decrease from 1998 to 1999 resulted primarily from a reduction in the invested cash balances during the 1999 fiscal year.

      Interest expense for fiscal 1998 and 1999 was $247,000 and $156,000, respectively. This decrease resulted primarily from the scheduled maturity of capital lease obligations in fiscal 1999.

      INCOME TAXES

         The provisions for income taxes were $23,000 and $2,000 for the years ended June 30, 1998 and 1999, respectively. As the Company has significant net losses, the income tax provisions are primarily for foreign taxes and minimum state taxes.

      NET LOSS

         The Company recorded net loss of $11,560,000 in 1998, compared to a net loss of $4,778,000 in 1999 due aforementioned reasons.

COMPARISON OF YEAR ENDED JUNE 30, 1998 TO YEAR ENDED JUNE 30, 1997
------------------------------------------------------------------

       REVENUES

       Revenue for the fiscal year ended June 30, 1998 decreased $14.5 million or 37% from the fiscal year 1997 revenue due to the factors described below.

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

      Owned and operated revenue decreased $1.2 million or 15%, primarily from the Company's 16 touring ride simulators (Reactors), due primarily to the loss of a major sponsor (AT&T Corporation) during fiscal year 1997. In addition, there was one less Reactor in 1998 as it was sold in June of 1997. The loss of AT&T Corporation accounted for $1.4 million in lower revenues, however the general admission portion of this business increased by $570,000. The Company continues to actively seek other sponsors as well as other alternatives to increase the utilization of the 16 Reactors.

         Film production and other revenue increased by approximately $224,000 primarily due to an increase in post production revenues. There were no revenues derived from film production in fiscal 1998 or in fiscal 1997.

      COST OF SALES

      Cost of sales primarily includes costs of theatre systems sold, expenses associated with operating portable ride simulation theatres, and costs associated with film production and licensing fees. The cost of theatre systems include the cost of components, customization, engineering, project management, assembly, system integration, installation and estimated warranty expenses. Also included in cost of sales are royalties payable to a former joint venture partner. The costs associated with film license fees primarily reflect amortization of film production costs over the lives of certain films and royalties paid to third parties. The cost of sales associated with operating portable ride simulation theatres include costs for personnel, depreciation and amortization, event fees, fuel, insurance and maintenance.

      Cost of sales as a percentage of sales was 73% and 78% for the fiscal years ended June 30, 1997 and 1998, respectively. The increase in cost of sales, in 1998 compared with 1997, as a percentage of sales was primarily due to the absorption of certain fixed overhead charges which did not decrease as revenues decreased.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses include personnel costs, trade shows and other promotional expenses, sales commissions, travel expenses, public relations costs, amortization of goodwill, professional fees, research and development costs and divisional administrative costs.

      Selling, general and administrative expenses were approximately $15.4 million and approximately $16.0 million, for the years ended June 30, 1997 and 1998, respectively.

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

      MERGER RELATED EXPENSES

         The Company incurred a total of approximately $1.8 million of non-recurring expenses related to the proposed merger with Showscan which did not receive the required shareholder vote in March 1998. These costs were primarily professional legal, accounting and investment banking fees of which approximately $1.6 million was expensed in fiscal 1998 and approximately $250,000 expensed in fiscal 1997.

      INTEREST INCOME & EXPENSE

      Interest income for fiscal 1997 and 1998 was approximately $1.1 million and approximately $0.8 million, respectively. The decrease from 1997 to 1998 resulted primarily from a reduction in the invested cash balances during the 1998 fiscal year.

      Interest expense for fiscal 1997 and 1998 was approximately $391,000 and approximately $247,000, respectively. This decrease resulted primarily from the scheduled maturity of capital lease obligations in fiscal 1998.

      INCOME TAXES

         The provisions for income taxes were $117,000 and $23,000 for the years ended June 30, 1997 and 1998, respectively. As the Company has significant net losses, the income tax provisions are primarily for foreign taxes and minimum state taxes.

      NET LOSS

         The Company recorded net loss of $9,956,000 in 1997, compared to a net loss of $11,560,000 in 1998 due aforementioned reasons.

SEASONALITY AND FLUCTUATING QUARTERLY RESULTS
---------------------------------------------

         The following tables set forth unaudited data regarding operations for each quarter of fiscal 1998 and 1999 and the percentage of the Company's revenue and expenses represented by each item of the respective quarter. This quarterly information has been prepared on the same basis as the annual consolidated financial statements and, in management's opinion, contains all adjustments necessary to fairly state the information set forth herein. The operating results for any quarter are not necessarily indicative of results for any future period.


                                               Fiscal 1998                                 Fiscal 1999
                                -----------------------------------------   -----------------------------------------
                                   First     Second      Third     Fourth      First     Second      Third     Fourth
  (Dollars in thousands)         Quarter    Quarter    Quarter    Quarter    Quarter    Quarter    Quarter    Quarter
------------------------------  --------   --------   --------   --------   --------   --------   --------   --------


Revenue                         $ 8,052    $ 5,989    $ 4,483    $ 6,549    $ 7,373    $ 8,649    $10,423    $ 8,424
Cost of Sales                     4,789      5,168      4,195      5,501      5,378      6,146      7,669      8,017
                                --------   --------   --------   --------   --------   --------   --------   --------
Gross Margin                      3,263        821        288      1,048      1,995      2,503      2,754        407
Selling, general and
  administrative                  3,605      4,311      4,637      3,446      3,050      3,388      3,174      3,033
Merger related expenses             313        218        888        134          -          -          -          -
Interest (income) expense, net     (149)      (208)      (160)       (78)       (65)       (64)       (31)       (50)
                                --------   --------   --------   --------   --------   --------   --------   --------
Income (loss) before
  provision for taxes              (506)    (3,500)    (5,077)    (2,454)      (990)      (821)      (389)    (2,576)
Provision for taxes                   -          -          -         23          -          -          -          2
                                --------   --------   --------   --------   --------   --------   --------   --------
Net loss                        $  (506)   $(3,500)   $(5,077)   $(2,477)   $  (990)   $  (821)   $  (389)   $(2,578)
                                ========   ========   ========   ========   ========   ========   ========   ========


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

         A significant portion of the Company's operating expenses are relatively fixed, and planned expenditures are primarily based upon revenue forecasts. The sales cycle for the sale of a single attraction by the Company typically ranges between six and eighteen months. The Company has little control over the timing of customer purchases. In fiscal 1999, the fourth quarter net income was impacted by approximately $1.0 million relating to the loss of one contract for a one-time research and development specialty project. In the second and third quarters of fiscal 1998, the Company's selling, general and administrative expenses increased due to severance costs associated with a Company wide layoff and termination of certain others, including the Chief Executive Officer, as well as recruitment costs for new management and directors. Also as a result of this downsizing, the Company's selling, general and administrative expenses were lower in the fourth quarter of fiscal 1998 and continuing into fiscal 1999.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         In fiscal 1999, approximately $0.7 million in cash was provided by operating activities and $0.3 million provided by financing activities, offset by $4.3 million used in investing activities. Investing activities, primarily consisted of the purchase of property and equipment ($2.2 million), additions to film inventory ($1.6 million) and investments in joint ventures ($1.0 million) offset by the sale of debt securities ($0.4 million). Financing activities consisted primarily of the issuance of a Note payable in conjunction with the terminated research and development specialty project contract offset by payments on capital leases ($0.8 million) and a stock repurchase ($1.5 million) program in which the Company repurchased 320,600 shares of common stock for approximately $0.3 million.

         In fiscal 1998, approximately $1.3 million in cash was used in operating activities and $0.5 million was used in financing activities, offset by $5.8 million provided by investing activities. Investing activities primarily consisted of additions to film inventory ($3.9 million) and the purchase of property and equipment ($2.3 million), offset by the sale of debt securities ($12.5 million). Financing activities consisted primarily of payments on capital leases ($0.7 million).

         At June 30, 1999 the Company had cash and short-term investments of approximately $6.7 million compared to $10.5 million at June 30, 1998 and $19.1 million at June 30, 1997. The Company's cash and short-term investment balances have continued to decline since June 30, 1999 and the Company expects to experience further declining balances during the remainder of fiscal 2000. Management believes that its existing cash balances and short-term investments, combined with anticipated cash flow from operations, will continue to decline, however they will be sufficient to meet its cash requirements through the end of fiscal 2000. However, if the Company is unable to achieve its projected cash flow from operations, the Company may experience significantly reduced cash and short-term investments, which could result in the Company not being able to meet its operating needs. The Company is actively exploring possible equity or debt financing. Recent operating losses, the Company's declining cash balances, the Company's historical stock performance, and a general decrease in investor interest in the Company's industry, may make it difficult for the Company to attract equity investments on terms that are deemed to be favorable to the Company. In addition, the losses in fiscal 1998 and fiscal 1999 make it more difficult for the Company to attract significant debt financing. In the event that cash flow from operations is less than that anticipated and the Company is unable to secure additional financing, in order to preserve cash, the Company would be required to reduce expenditures for capital projects (including new films) and research and development, or effect further reductions in its corporate infrastructure, any of which could have a material adverse affect on the Company's future operations. At June 30, 1999 the Company was committed to approximately $1.4 million of capital expenditures to be made in fiscal 2000.

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

         The Company's plan to resolve the Year 2000 Issue involves the following five phases: (1) inventorying Year 2000 items; (2) assessing the Year 2000 compliance of items determined to be material to the Company; (3) repairing or replacing material items that are determined not to be Year 2000 compliant;
(4) testing material items; and (5) implementation. To date, the Company has completed all phases. The non-IT systems were assessed and are not material to the Company's operations. For example, the Company's engineers have reviewed the Company's significant products and do not believe there is any date sensitive software included in products sold by the Company since 1994. Some products sold by Omni Entertainment, a company acquired in 1994, may have date-sensitive chips which may result in incorrect date displays. The Company has notified these customers of this concern and has provided the necessary tools to test their equipment.

The Company has not incurred material costs to test or correct products initially sold by the Company.

STATUS OF PROGRESS IN BECOMING YEAR 2000 COMPLIANT, INCLUDING TIMETABLE FOR COMPLETION OF EACH REMAINING PHASE

         On May 3, 1999, the Company went live with its new general ledger, billing and inventory system modules. There will be an ongoing implementation of other modules the Company felt were of less critical nature.

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

COSTS

         The Company has utilized both internal and external resources to replace, test, and implement the software and certain hardware for Year 2000 modifications. The total cost of the Year 2000 project was approximately $513,000 of which $489,000 was capitalized and approximately $24,000 was expensed.

RISKS

         Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has completed the final phase of the Year 2000 program. However, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. The Company could be subject to litigation for computer systems product failure, for example, equipment shutdown or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

         Readers are cautioned that forward-looking statements contained in this Year 2000 disclosure should be read in conjunction with the Company's disclosures under the heading, "Special Note on Forward-looking Statements," beginning on page 3 above. Readers should understand that the dates on which the Company believes the Year 2000 project will be completed are based upon Management's best estimates, which were derived utilizing numerous assumptions of future events, including the availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, or that there will not be a delay in, or increased costs associated with, the implementation of the Company's Year 2000 Compliance Project. Specific factors that might cause differences between the estimates and actual results include, but are not limited to, the availability and cost of personnel trained in these areas, the ability to locate and correct all relevant computer code, timely responses to and corrections by third parties and suppliers, the ability to implement interfaces between the new systems and the systems not being replaced, and other similar uncertainties. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third parties and the inter-connection of national and international businesses, the Company cannot ensure its ability to timely and cost-effectively resolve problems associated with the Year 2000 issue which may affect its business operations, or expose it to third party liability.

RISK FACTORS
------------

         WE HAVE A HISTORY OF LOSSES AND THERE CAN BE NO ASSURANCE THAT WE WILL BE ABLE TO ACHIEVE PROFITABLE OPERATIONS IN FISCAL 2000.

         We have not been profitable in four of the last five years and have an aggregate net loss for the last five years of $36.7 million. During 1999, we incurred a net loss of $ 4.8 million. Because a substantial portion of our expenses are fixed and our gross margin is relatively low, achieving profitability depends upon our ability to generate and sustain substantially higher revenues. Although we have implemented plans to increase revenues and operating margin, there can be no assurance that we will be able to do so and consequently may have additional losses in fiscal 2000. If our cash on hand and short-term investments, together with cash generated by operations, cannot sufficiently fund future operating losses and capital requirements, we may be required to raise additional funds. Additional financing may not be available in amounts or on terms acceptable to us, if at all.

         IT IS POSSIBLE THAT OUR CURRENT FILM SOFTWARE MAY NOT SUSTAIN ITS POPULARITY AND OUR NEW FILM SOFTWARE MAY NOT BECOME POPULAR.

         A substantial portion of our revenue is dependent upon the production and distribution of entertainment and educational film software for exhibition on our theatre systems. Each production is an individual artistic work. We try to develop and produce film software that will achieve high market acceptance. However, market acceptance depends upon many factors beyond our control, including:

o         audience reaction;

o         competing programming;

o         other forms of entertainment;

o         perceived quality of programming.

         We cannot assure you that our film software will obtain market acceptance. If our film software becomes less popular, we will most likely derive less revenue from the license of our film library and from new hardware sales.

         OUR COMPETITIVE POSITION IS DEPENDENT ON CONTINUING TO INVEST IN NEW FILM PRODUCTIONS. IF WE ARE UNABLE TO DO SO, IT COULD HAVE A NEGATIVE IMPACT ON OUT REVENUES.

         We believe that our extensive library of popular films is a competitive advantage and that we must continue to add to this library if we are to be successful. Film production is expensive. We generally spend $100,000 - $2,000,000 to produce a film. Although we try to reduce the financial impact of a new film by entering into licensing, participation or other financing arrangements with third parties, prior to release we typically do not recoup our costs until 2-3 years later. Even if we are able to reduce the costs of production, we cannot assure you that the films we produce and acquire will be popular. In addition, because our cash balances have continued to decline, we have had to decrease the level of our investment in film software and this may have an adverse impact on our revenues in future periods.

         WE HAVE SIGNIFICANT AMOUNTS RECORDED ON OUR BALANCE SHEET AS FILM INVENTORY AND IF OUR COST OR REVENUE ESTIMATES WERE TO CHANGE WE COULD BE REQUIRED TO WRITE DOWN ALL OR A PORTION OF THESE UNAMORTIZED COSTS.

         We follow Financial Accounting Standards Board Statement No. 53, "Financial Reporting by Producers and Distributors of Motion Picture Films," regarding revenue recognition and amortization of production costs for films in which we own or control all applicable rights. We capitalize as film inventory all costs incurred in connection with an individual film, including acquisition, development, production and allocable production overhead costs and interest. If our revenue or cost estimates change with respect to a particular film, we may be required to write down all or a portion of the unamortized cost for such a film. We cannot assure you that such write-downs, if they occur, will not have a material adverse effect on our results of operations or our financial condition.

         OUR PRINCIPAL COMPETITORS DEVOTE GREATER FINANCIAL, PERSONNEL AND MARKETING RESOURCES TO THE DEVELOPMENT AND EXPANSION OF COMPETITIVE PRODUCTS.

         We face significant competition in each of the markets in which we operate. Our principal direct competition for customers comes from manufacturers of competing movie-based attractions, and in the case of amusement and theme parks, manufacturers of traditional amusement park attractions. In addition, there is also competition from systems integrators and some amusement and theme parks developing and constructing their own attractions. We have significantly fewer financial, technical, manufacturing, marketing and other resources than certain of our competitors and these limited resources may harm our business in many ways. Our competitors may leverage their greater resources to:

o develop, manufacture and market products that are less expensive or technologically superior to our products;

o reach a wider array of potential customers through increased marketing and sales activities;

o         attend more trade shows and spend more on advertising and marketing;

o         operate at lower margins for longer periods;

o respond more quickly to new or changing technologies, customer requirements and standards; or

o         reduce prices in order to preserve or gain market share.

         In addition, the out-of-home entertainment industry in general is undergoing significant changes, primarily due to technological developments as well as changing consumer tastes. Many companies are developing and are expected to develop new entertainment products or concepts in response to these developments that may be directly competitive with our products.

         We believe these competitive pressures are likely to continue. We cannot guarantee that our resources will be sufficient to address this competition or that we will manage costs and adopt strategies capable of effectively utilizing our resources. If we are unable to respond to competitive pressures successfully, our prices and profit margins may fall and our market share may decrease.

         OUR FUTURE SUCCESS WILL DEPEND IN PART UPON OUR ABILITY TO ANTICIPATE CHANGES IN TECHNOLOGY AND DEVELOP NEW AND ENHANCED PRODUCTS ON A TIMELY AND COST-EFFECTIVE BASIS.

         We operate in a technology-driven segment of the entertainment industry. Consequently, it is important for us to develop new and enhanced products in response to technological changes. Risks inherent in the development and introduction of new products include:

o         difficulty in forecasting customer demand accurately;

o         our inability to expand capacity fast enough to meet customer demand;

o         the possibility that new products may cannibalize current products;

o delays or interruptions in the manufacture and installation of new products;

o         competitors' responses to our introduction of new products;

o the desire by customers to evaluate new products for longer periods of time before making a purchase decision; and

o the possibility the market may reject certain new technology and products.

         If we are unable, for technological or other reasons, to develop products in a timely manner or the products or product enhancements that we develop do not achieve market acceptance, our business could be harmed.

         A SIGNIFICANT PORTION OF OUR SALES AND CUSTOMERS ARE LOCATED OUTSIDE THE UNITED STATES. CURRENCY FLUCTUATIONS AND THE INCREASED COSTS ASSOCIATED WITH INTERNATIONAL SALES, COULD MAKE OUR PRODUCTS UNAFFORDABLE IN FOREIGN MARKETS, WHICH COULD REDUCE OUR PROFITABILITY.

         Sales to customers outside the United States accounted for approximately 55%, 46% and 56% of our revenues in fiscal 1997, 1998 and 1999, respectively. We believe that international sales will continue to represent a significant portion of our total sales. Our foreign sales subject us to a number of risks including:

o although we denominate our international sales in U.S. dollars, currency fluctuations could make our products unaffordable to foreign purchasers or more expensive compared to those of foreign manufacturers;

o greater difficulty of administering business overseas may increase the costs of foreign sales and support;

o foreign governments may impose tariffs, quotas and taxes on our products;

o longer payment cycles typically associated with international sales and potential difficulties in collecting accounts receivable may reduce the profitability of foreign sales;

o political and economic instability may reduce demand for our products or our ability to market our products;

o restrictions on the export or import of technology may reduce or eliminate our ability to sell in certain markets; and

o although we have met certain international manufacturing standards, our lack of ISO 9000 certification, a widely accepted method of establishing and certifying the technical characteristics and quality of our products, may hinder our foreign sales.

         These risks may increase our costs of doing business internationally and reduce our sales or profitability.

         WE ARE DEPENDENT ON THE STRENGTH OF THE NATIONAL AND INTERNATIONAL ECONOMIES. RECESSIONARY OR DEFLATIONARY CONDITIONS IN ANY OR OUR PRINCIPAL MARKETS COULD REDUCE OUR SALES AND PROFITABILITY.

      Our revenues and profitability are dependent on the strength of the national and international economies. In a recessionary or deflationary environment, sales of our products may be adversely affected.

      Theme parks and other out-of-home entertainment venues may also experience a downturn in sales which could reduce the funds available for capital improvements and film licensing, resulting in price and other concessions and discounts by us in order to maintain sales activity.

      For example, recent turmoil in the economies of the countries in Asia have had a material adverse affect on the Company's revenues and results of operations.

      Revenues attributable to sales in Asia declined from $17.3 million for fiscal 1996 (representing 35.7% of the Company's revenues) to $5.7 million in fiscal 1998 (representing 22.6% of the Company's revenues). Sales to Asia have increased in fiscal 1999, as local economies recovered.

      OUR QUARTERLY REVENUES AND OPERATING RESULTS ARE DIFFICULT TO FORECAST. IF REVENUES AND OPERATING RESULTS FLUCTUATE UNEXPECTEDLY FROM QUARTER TO QUARTER, OUR STOCK PRICES MAY FLUCTUATE.

      Our quarterly revenues and operating results are difficult to forecast. As a result, we believe that the period-to-period comparison for operating results are not necessarily reliable indicators of our future performance. A variety of factors may affect our operating results, including factors which are outside our control. These factors include the following:

      o   the size and timing of customer orders;

      o the timing or introduction of enhancement of products by us or our competitors;

      o   the timing and level of our operating expenses.

      Any anticipated change in operating results may cause our stock prices to fluctuate since such changes reflect new information for investors and analysts. New information causes investors and analysts to revalue our stock and this in the aggregate could cause our stock price to fluctuate.

      OUR CUSTOMERS HAVE THE RIGHT TO TERMINATE THEIR CONTRACTS WITH US IN CERTAIN CIRCUMSTANCES. TERMINATIONS MAY REDUCE OUR SALES AND REVENUES.

         Our hardware sales contracts typically provide that the customer may terminate our contract upon payment of certain costs at any time prior to delivery. We also provide warranty service at a one year interval for our customers on our products. We estimate and reserve for potential cancellations and warranty service in our reported financial statements. The costs resulting from actual cancellations and\or warranty service could exceed our estimates. If the number of cancellations or the costs of warranty service exceed our estimates, our financial results could be harmed for the periods during which such returns or service are made.

      IF WE ARE SUED ON A PRODUCT LIABILITY CLAIM, OUR INSURANCE POLICIES MAY NOT BE SUFFICIENT.

      Although we maintain general liability insurance and product liability insurance, our insurance may not cover potential all types of product liability claims to which manufacturors are exposed or may not be adequate to indemnify us for all liability that may be imposed. Any imposition of liability that is not covered by insurance or is in excess of our insurance coverage could harm our business.

      IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS ADEQUATELY, THE ADVANTAGES OF OUR RESEARCH, MANUFACTURING AND DISTRIBUTION SYSTEMS MAY BE REDUCED AS COMPETITORS ADOPT SOME OR ALL OF THESE TECHNIQUES.

      Since our business depends in part on intellectual property rights, our ability to compete effectively depends in part on our ability to develop and maintain proprietary aspects of our technology in creative works. We currently hold several patents on the design elements of our products and also rely on a combination of trademark, trade secret, copyright and other intellectual property laws to protect our proprietary rights. Such rights, however, may not preclude competitors from developing products that are essentially equivalent or superior to ours. In addition, may aspects of our product are not subject to intellectual property protection and therefore may be reproduced by our competitors.

         INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS AGAINST US COULD BE TIME CONSUMING AND EXPENSIVE TO DEFEND AND MAY HARM OUR BUSINESS.

         In recent years there has been significant litigation in the United States involving patents and other intellectual property rights. While we currently are not engaged in any material intellectual property litigation or proceedings, we may become involved in the future. An adverse outcome of litigation could force us to do one or more of the following:

      o stop selling, incorporating or using our products for services that use the challenged intellectual property;

      o   subject us to significant liabilities to third parties;

      o obtain from the owners of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms or at all; or

      o redesign those products and services that use such technology, which redesign may be either economically or technologically infeasible.

         Whether or not an intellectual property litigation claim is valid, the cost of responding to it, in terms of legal fees and expenses in the diversion of management resources, could harm our business.

         THE ABILITY OF OUR BOARD OF DIRECTORS TO ISSUE PREFERRED STOCK AND OUR STOCKHOLDER RIGHTS PLAN MAY MAKE TAKEOVER ATTEMPTS DIFFICULT OR IMPOSSIBLE.

         Our Board of Directors has the authority, without any action of the shareholders, to issue up to one million shares of Preferred Stock and to fix the rights and preferences of such shares. In addition, we have in place a Stockholders Rights Plan. The ability of our Board to issue Preferred Stock and\or the Stockholder Rights Plan may have the effect of delaying, deferring or preventing a change of control, may discourage bids for our common stock at a premium over its market price and may adversely affect the market price, and the voting and rights of the holders of our Common Stock.

         OUR BUSINESS AND THE BUSINESS OF OUR SUPPLIERS COULD BE ADVERSELY AFFECTED BY COMPUTER ERRORS OR FAILURES ASSOCIATED WITH THE YEAR 2000 PROBLEM.

         The Year 2000 readiness issue, which is common to most businesses, arises from the inability of information systems, and other time and date sensitive products and systems, to properly recognize the process date sensitive information or system failures. Estimates of the potential costs and effects of Year 2000 issues vary significantly among businesses, and it is extremely difficult to predict the actual impact. Recognizing this uncertainty, management is continuing to actively analyze, assess and plan for various Year 2000 issues across our business.

         The Year 2000 issue has an impact on both information and technology systems and non-IT systems, such as manufacturing systems and physical facilities including, but not limited to, securities systems and utilities. Although our management believes that all of our mission critical systems are not affected by the Year 2000 issue, there can be no assurance that we will not experience some problems. Non-IT system issues are more difficult to identify and resolve. We are actively identifying non-IT Year 2000 issues concerning our products or services as well as our physical facilities. As non-IT areas are identified, our management formulates the necessary actions to ensure minimal disruption to our business processes. Although our management believes that its efforts will be successful and the costs will be immateriality our consolidated financial position and results of operations, it also recognizes that any failure or delay could cause a potential adverse impact.

         The Year 2000 readiness of our customers varies. We are not investigating whether or not our customers are evaluating and/or preparing their own systems. These efforts by customers to address the Year 2000 issues may affect the demand for certain products and services; however, the impact on our revenue is highly uncertain.

         We have also begun to assess the Year 2000 readiness of our key suppliers and business partners. Our direction of this effort is to ensure the adequacy of resources and supplies to minimize any potential business interruptions. The Year 2000 issue presents a number of other risks and uncertainties that could impact us, such as public utility failures, potential claims against us for damages arising from products or services that are not Year 2000 compliant, and the responsibility of certain government commissions of the various geographic areas where we conduct our business. While we continue to believe that the Year 2000 issues described above will not materially affect our financial position, it remains uncertain as to what extent, if any, we may be impacted.

         If we, our customers or vendors are unable to resolve any Year 2000 compliance problems in a timely manner, we could face business interruptions or shutdowns, financial loss, regulatory actions, reputational harm and/or legal liability. Contingency plans that address a reasonable likely worse case scenario have not yet been developed. We intend to determine whether any such plans will be necessary in the coming months.

      ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         REPORT OF INDEPENDENT AUDITORS

      The Board of Directors
      Iwerks Entertainment, Inc.

      We have audited the accompanying consolidated balance sheets of Iwerks Entertainment, Inc. as of June 30, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Iwerks Entertainment, Inc. at June 30, 1998 and 1999 and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



     Los Angeles, California                               Ernst & Young LLP
     August 17, 1999, except as to
     Note 17 as to which the date is September 9, 1999

                           IWERKS ENTERTAINMENT, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                 (IN THOUSANDS)
                                                        June 30,
                                         --------------------------------------

                                                 1998                1999
                                         ------------------   -----------------
Current assets:

  Cash and cash equivalents                 $     7,542          $    4,217

  Short-term investments                          2,922               2,500

  Trade accounts receivable, net of
    allowance for doubtful accounts               3,521               5,619

  Costs and estimated earnings in excess
    of billings on uncompleted contracts          1,574               1,495

  Inventories                                     3,366               5,110

  Other current assets                              706                 445
                                         ------------------   -----------------

     Total current assets                        19,631              19,386

Portable simulation theatres at cost,
     net of accumulated depreciation              3,413               2,783

Property and equipment at cost, net of
     accumulated depreciation and amortization    4,329               5,626

Film inventory at cost, net of accumulated
     amortization                                 5,308               4,861

Goodwill, net of accumulated amortization        14,742              14,115

Other assets                                      3,380               3,997
                                         ------------------   -----------------

     Total assets                          $     50,803         $    50,768
                                         ==================   =================


                             See accompanying notes.

                           IWERKS ENTERTAINMENT, INC.

                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                        June 30,
                                         --------------------------------------
                                                1998                 1999
                                         ------------------    ----------------
Current liabilities:
   Accounts payable                         $      1,982          $    3,244

   Accrued expenses                                6,823               6,115

   Notes payable, current portion                     --                 737

   Billings in excess of costs and
     estimated earnings on uncompleted
     contracts                                     2,971               7,008

   Deferred revenue                                  308                  10

   Capital leases, current portion                   803                 792
                                         ------------------    ----------------

     Total current liabilities                    12,887              17,906

Notes payable, net of current portion                 --                 797

Capital lease obligations, net of
     current portion                               1,082                 290

                                         ------------------    ----------------
     Total liabilities                            13,969              18,993

Commitments and contingencies

Stockholders' equity:

  Preferred stock, $0.01 par value, 1,000,000          -                   -
     authorized, none issued and outstanding

  Common stock, $.001 par value, 50,000,000           57                  57
     shares authorized; 12,344,807 (1998) and
     12,389,498 (1999) issued and outstanding

Paid-in capital                                   78,024              78,084
Treasury stock, 320,600 shares at cost                 -               (341)
Accumulated deficit                             (41,247)            (46,025)
                                         ------------------    ----------------
   Total stockholders' equity                     36,834              31,775
                                         ------------------    ----------------

     Total liabilities and
       stockholders' equity                  $    50,803           $  50,768
                                         ==================    ================

                             See accompanying notes.

                           Iwerks Entertainment, Inc.

                      Consolidated Statements of Operations

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                            Years ended June 30,
                             --------------------------------------------------
                                   1997              1998             1999
                             ---------------   ---------------   --------------

Revenue                        $   39,584       $    25,073        $   34,869

Cost of sales                      28,948            19,653            27,210
                             ---------------   ---------------   --------------

Gross margin                       10,636             5,420             7,659

Selling, general and
administrative expenses            15,373            15,999            12,645

Merger related expenses               250             1,553                --

Loss on impairment of assets        5,586                --                --
                              ---------------   ---------------   -------------

Loss from operations             (10,573)          (12,132)           (4,986)

Interest income                     1,125               842               366

Interest expense                    (391)             (247)             (156)
                              ---------------   ---------------   -------------

Loss before provision for
income taxes                      (9,839)          (11,537)           (4,776)

Provision for income taxes            117                23                 2
                              ---------------   ---------------   -------------

Net loss                      $   (9,956)       $  (11,560)       $   (4,778)
                              ===============   ===============   =============

Loss per common share -
basic and diluted             $    (0.84)       $    (0.95)       $    (0.39)
                              ===============   ===============   =============

Weighted average shares
outstanding -
basic and diluted                  11,855            12,212            12,320
                              ===============   ===============   =============

                             See accompanying notes.

                           Iwerks Entertainment, Inc.

                 Consolidated Statements of Stockholders' Equity

                                 (In Thousands)



                                                 Common Stock    Paid-in
                                                                  Capital   Treasury    Accumulated
                                                                             Stock        Deficit
                                           Shares     Amount                                              Total
                                         ----------- ---------- ----------- --------- ------------ ------------
Balance at June 30, 1996                     11,588  $      56   $  76,340        $-  $   (19,731)      $56,665
                                         ----------- ---------- ----------- --------- ------------ ------------

Common stock issued in connection with          299          1       1,200         -            -         1,201
the Purchase of Pioneer

Common stock options and warrants               273          -         476         -            -           476
exercised Net loss
                                                  -          -           -         -        (9,956)      (9,956)
                                         ----------- ---------- ----------- --------- ------------ ------------

Balance at June 30, 1997                    12,160          57      78,016         -       (29,687)      48,386
                                          ----------  --------    ---------  -------     ---------  -----------

Common stock options and warrants                25          -           8         -             -            8
exercised

Issuance of  common  stock issued in
connection with the
   class action  settlement                     160          -           -          -            -            -

Net  loss                                         -          -           -          -      (11,560)      (11,560)

Balance at June 30,  1998                    12,345         57      78,024          -      (41,247)       36,834
                                         ----------- ---------- ----------- ----------  ------------ -----------

Common stock options and warrants                44          -          60          -            -           60
exercised

Purchase of treasury stock                     (320)                             (341)                      (341)

Net  loss                                         -          -           -           -      (4,778)       (4,778)
                                         ----------- ---------- ----------- ----------  ------------ -----------

Balance at June 30,  1999                    12,069  $      57  $   78,084    $   (341)   $(46,025)     $ 31,775
                                         =========== ========== =========== ============= ============ ==========

                             See accompanying notes.

                           IWERKS ENTERTAINMENT, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                              YEAR ENDED JUNE 30,
                                                                         -------------------------------------------------------
      OPERATING ACTIVITIES                                                         1997               1998               1999
                                                                         ------------------  -----------------  ----------------
      NET LOSS                                                                 $    (9,956)        $  (11,560)        $  (4,778)
      ADJUSTMENTS TO RECONCILE NET LOSS
        TO NET CASH PROVIDED BY  (USED IN) OPERATING ACTIVITIES:
          DEPRECIATION AND AMORTIZATION                                               6,279              4,628             4,696
          WRITE-DOWN OF ASSETS TO NET REALIZABLE VALUE                                5,587                  -                 -
          CHANGES IN OPERATING ASSETS AND LIABILITIES:
              TRADE ACCOUNTS RECEIVABLE, NET                                          (639)              1,926           (2,098)
              COSTS AND ESTIMATED EARNINGS IN EXCESS OF
                 BILLINGS ON UNCOMPLETED CONTRACTS                                    (637)              4,765                79
              INVENTORIES                                                           (1,012)                469           (1,744)
              OTHER CURRENT ASSETS                                                    (152)              (139)               261
              ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                   1,389            (3,423)               554
              BILLINGS IN EXCESS OF COSTS AND ESTIMATED
                 EARNINGS ON UNCOMPLETED CONTRACTS                                    (116)              1,981             4,037
              DEFERRED REVENUE                                                          217                 30             (298)
                                                                         ------------------  -----------------  ----------------
                 NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                    960            (1,323)               709

      INVESTING ACTIVITIES
      INVESTMENT IN LIMITED PARTNERSHIP AND JOINT VENTURES                          (1,162)              (426)             (991)
      INVESTMENT IN PORTABLE SIMULATION THEATRES AND PATENTS                          (108)               (46)              (34)
      PURCHASES OF PROPERTY AND EQUIPMENT                                           (1,247)            (2,333)           (2,168)
      ADDITIONS TO FILM INVENTORY                                                   (2,548)            (3,917)           (1,565)
      INVESTMENT IN DEBT SECURITIES                                                 (2,851)             12,537               422
      PURCHASE OF PIONEER AND ACQUISITION OF RELATED PATENT, NET OF
              CASH ACQUIRED AND STOCK ISSUED                                        (1,088)                  -                 -
      PROCEEDS FROM SALE OF PORTABLE SIMULATION UNIT                                  1,184                  -                 -
                                                                         ------------------  -----------------  ----------------
              NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                   (7,820)              5,815           (4,336)

      FINANCING ACTIVITIES
      ISSUANCE OF NOTE PAYABLE                                                            -                  -             1,534
      REPAYMENT OF  NOTES PAYABLE TO RELATED PARTIES                                  (875)                  -                 -
      REPAYMENT OF  NOTES PAYABLE                                                     (571)               (81)                 -
      PAYMENTS ON CAPITAL LEASES                                                      (700)              (681)             (804)
      EXERCISE OF STOCK OPTIONS AND WARRANTS                                            476                  8                60
      REPURCHASE OF COMMON STOCK                                                          -                  -             (341)
      OTHER                                                                           (536)                196             (147)
                                                                         ------------------  -----------------  ----------------
              NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                   (2,206)              (558)               302
                                                                         ------------------  -----------------  ----------------
      NET (DECREASE) INCREASE IN CASH                                               (9,066)              3,934           (3,325)
      CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                 12,674              3,608             7,542
                                                                         ------------------  -----------------  ----------------
      CASH AND CASH EQUIVALENTS AT END OF YEAR                                  $     3,608         $    7,542         $   4,217
                                                                         ==================  =================  ================

      SUPPLEMENTAL INFORMATION TO CONSOLIDATED STATEMENTS OF CASH FLOWS


                                      Year ended June 30,
                          -----------------------------------------------------
                                      1997               1998              1999
                          ----------------- ------------------ ----------------
Cash paid during the year for:
    Interest                     $     411         $      244        $      163
                          ================= ================== ================
    Income taxes                 $      65         $       23        $       11
                          ================= ================== ================


     Supplemental disclosures of non-cash investing and financing activities:

     In 1997, the Company purchased patents, other assets and all the outstanding common stock of the Pioneer related entities for cash and Iwerks common stock. The Common Stock issued was valued at $1.2 million (see Note 2).

     In 1999, the Company issued a note payable for approximately $1.5 million in connection with the termination of a customer contract (see Note 10).

                           See accompanying notes.

                           IWERKS ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Consolidation and Basis of Presentation - Iwerks is a Delaware corporation. Iwerks designs, manufactures, installs and services high resolution, proprietary motion picture theatre attractions. Iwerks' attractions are built around a variety of theatre systems, including fixed and portable simulators, Giant Screen theatres, 3D theatres, 4D specialty theatres and the licensing of the related software.

     Iwerks operates in one business segment, the manufacture, distribution and operation of entertainment and educational hardware and software.

     The financial statements consolidate the accounts of Iwerks and its wholly owned subsidiaries. All significant intercompany amounts and transactions have been eliminated in consolidation.

     Certain reclassifications were made to the financial statements for the year ended June 30, 1997 and 1998 in order to conform to the fiscal 1999 presentation.

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

     Iwerks provides a warranty for contracts generally for a period of twelve months. Such warranty costs are included in cost of sales. The warranty accrual as of June 30, 1998 and 1999 was $1,014,000, and $1,028,000, respectively, and are included in accrued expenses in the accompanying consolidated balance sheets.

     Iwerks also earns revenues for the production of films for outside parties. Iwerks recognizes such producer fee revenue as the services are rendered.

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

     Trade Accounts Receivable primarily consists of amounts due on contracts and film licenses. Allowance for doubtful accounts was $1,893,000 at June 30, 1998 and $1,823,000 at June 30, 1999.

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

     Film inventory is comprised of the following (in thousands):


                                                    June 30,
                                          -----------------------------
                                              1998             1999
                                          ------------     ------------
Films released                             $    19,968      $    22,200
Films in process and development                   792              125
                                          ------------     ------------
  Total                                         20,760           22,325
Less accumulated amortization                 (15,452)         (17,464)
                                          ------------     ------------
                                          $      5,308     $      4,861
                                          ============     ============


     The Company estimates that approximately 82% of unamortized film costs at June 30, 1999 will be amortized over the next three fiscal years. Many of the Company's films that have been fully amortized continue to generate revenues.

Portable Simulation Theatres - Sixteen portable simulation theatres are in operation at June 30, 1999. Depreciation on the portable simulation theatres is computed using the straight line method over the estimated useful lives of the related assets, which range from seven to ten years. Accumulated depreciation was $4,977,000 at June 30, 1998 and $ 5,617,000 at June 30, 1999 (see Note 13).

Depreciation and Amortization of Property and Equipment is computed using the straight line method over the estimated useful lives of the assets, which range from three to ten years. Leasehold improvements are amortized over five years or the term of the lease, whichever is shorter.

Goodwill (excess purchase price and liabilities assumed over the fair market value of assets acquired) primarily resulted from the acquisition of Omni and is being amortized over thirty years using the straight line method. The remaining goodwill relates to the acquisition of Pioneer Marketing Corporation and a related company (collectively referred to as "Pioneer") (see Note 2) and prior acquisitions and is being amortized over 16 to 25 years. Goodwill is reviewed periodically to determine if the facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based upon discounted cash flows of the acquired business over the remaining amortization period, then the carrying value of the related goodwill will be reduced by the estimated shortfalls of cash flows. Accumulated amortization was $3,421,000 at June 30, 1998 and $ 4,047,000 at June 30, 1999.

Other Assets - Patents are stated at cost, and are being amortized using the straight line method between 10 and 25 years. Iwerks acquired a patent in fiscal 1997 in connection with the Pioneer acquisition in the amount of

$1,094,000, and a covenant not to compete in the amount of $50,000 (see Note 2). Accumulated amortization was $278,000 at June 30, 1998 and $354,000 at June 30, 1999. The Company has entered into joint venture arrangements whereby the Company contributes ride simulation theatre equipment and the joint venture partner contributes site improvements. The Company retains title to the assets it contributes to certain joint ventures, and therefore its investment in joint ventures is carried at historical cost and depreciated over 5 years. The Company receives film licensing fees and cash flow income is split between the joint venture partners.

Accrued Expenses - The Company provides for commission and applicable royalties on revenue recognized in connection with certain agreements. The commission accrual as of June 30, 1998 and 1999 was $427,000 and $820,000, respectively, and the royalty accrual as of June 30, 1998 and 1999 was $2,847,000 and $2,425,000, respectively. These amounts are included in accrued expenses in the accompanying consolidated balance sheets.

     The Company had legal accruals as of June 30, 1998 and 1999 in the amounts of $584,000 and $298,000, respectively. The Company also had severance accruals in the amount of $215,000 and $0 as of June 30, 1998 and 1999, respectively. These amounts are included in accrued expenses in the accompanying consolidated balance sheets.

Deferred Revenue represents advance payments received for rental of portable theatre systems and theatre service contracts and are recognized as revenue over the life of the respective agreements.

Research and Development Costs are incurred in the design, construction and testing of prototype systems and are charged to expense when incurred. Research and development expenses amounted to $726,000, $766,000 and $565,000 for the years ended June 30, 1997, 1998 and 1999, respectively and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Income Taxes - The Company has applied Statement of Financial Accounting Standards No. 109, (Accounting for Income Taxes), which utilizes the liability method. Deferred income taxes under the liability method arise primarily from the difference between the timing of recognition of certain revenue and expense items for financial reporting and income tax purposes.

Advertising cost are expensed as incurred. Advertising expense amounted to approximately $296,000, $271,000 and $251,000 in the years ended June 30, 1997, 1998 and 1999, respectively, and is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Cash and Cash Equivalents - The Company places its temporary cash investments with one high quality financial institution. The investments mature within 30 to 90 days and therefore are subject to limited risk.

Concentration of Credit Risk - The Company conducts credit evaluations of customers and believes the credit risk from its customers to be minimal.

Qualified 401k Plan - The Company has a Defined Contribution 401k Plan ("Plan") for all of its eligible employees. Under the Plan, each employee who has attained the age of eighteen and who has completed three months of service with the Company is eligible to become a participant. Under the Plan, each participant is permitted to make tax deferred voluntary contributions of an amount not to exceed the lesser of 15% of his or her respective compensation and the applicable statutory limitation. Effective July 1997, the Company began making matching contributions not to exceed 3% of participants salaries to the Plan, and has consequently recorded an expense of approximately $109,000 and $96,000 in fiscal 1998 and 1999, respectively.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Fair Value of Financial Instruments - The Company's financial instruments, other than cash, accounts receivable at June 30, 1999. and accounts payable, consist primarily of investments in debt securities. The fair value of investments in debt securities is based on quoted market prices.

2. ACQUISITION OF PIONEER

     On March 4, 1997 two newly formed wholly-owned subsidiaries of the Company acquired all the stock of Pioneer (a manufacturer of motion picture projectors) in exchange for 299,101 shares of Iwerks Common Stock. Concurrently, the Company purchased a patent from a partnership related to Pioneer for approximately $1,114,000 in cash. These transactions were accounted for as a purchase with an aggregate purchase price of approximately $2,784,000 including acquisition costs. The aggregate purchase price of Pioneer in excess of the fair value of the identifiable assets of Pioneer at the date of acquisition was $1,536,000 and has been allocated to goodwill. The operations of Pioneer have been consolidated with the operations of the Company from March 4, 1997.

3. SHORT-TERM INVESTMENTS

     The carrying amounts of the Company's investments in debt securities at June 30, 1998 and 1999 are as follows (in thousands):

                                                     Carrying Amount
                                               ---------------------------
SECURITY                                            1998          1999
--------                                       --------------  -----------

Commercial Paper                               $        2,922  $     2,500
                                               --------------  -----------
Total Short-Term Investments                   $        2,922  $     2,500
                                               ==============  ===========

    The principal amount, cost and fair value are not materially different than the carrying amount as shown above. There were no sales of available for sale securities for fiscal year 1999. Realized gains or losses from debt securities sold during the year ended June 30, 1998 and 1999 were not material. The basis on which cost was determined on calculating gains and losses was the specific identification method.

4. BILLINGS IN EXCESS OF COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

     Billings in excess of costs and estimated earnings on uncompleted contracts at June 30, 1998 and 1999 consist of the following (in thousands):

                                                        1998           1999
                                                    ------------   ------------
Costs incurred on uncompleted contracts             $     14,486   $     20,704
Estimated earnings                                        13,228         19,521
                                                    ------------   ------------
                                                          27,714         40,225
Less billings to date                                   (29,111)       (45,738)
                                                    ------------   ------------
                                                    $    (1,397)   $    (5,513)
                                                    ============   ============

     Such costs are included in the accompanying balance sheets at June 30, 1998 and 1999 under the following captions (in thousands):

                                                   1998               1999
                                               ------------       ------------
Costs and estimated earnings in excess of
   billings on uncompleted contracts           $      1,574       $      1,495
Billings in excess of costs and estimated
   earnings on uncompleted contracts                (2,971)            (7,008)
                                               ------------       ------------
                                               $    (1,397)       $    (5,513)
                                               ============       ============


5.   NET LOSS PER COMMON SHARE

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

     Options and warrants to purchase 425,430, 109,162 and 28,100 shares of common stock during the years ended June 30, 1997, 1998 and 1999, respectively were not included in the computation of diluted loss per common share as the effect would be antidilutive.

6.   PROPERTY AND EQUIPMENT

     Property and equipment is stated at cost and is comprised of the following at June 30, 1998, and 1999 (in thousands):


                                                       1998           1999
                                                       ----           ----
     Office equipment, furniture and fixtures          2,247           2,298
     Operating equipment                               1,226           2,062
     Film production equipment                         4,012           5,195
     Demonstration theatres                            3,548           3,555
     Leasehold improvements                            1,279           1,371
                                                    --------        --------
          Total                                       12,312          14,481
     Less accumulated depreciation                    (7,983)         (8,855)
                                                    --------        --------
                                                    $  4,329        $  5,626
                                                    ========        ========


     Certain transportation equipment aggregating $3,711,000 at June 30, 1998 and 1999 were recorded under capital lease agreements. Accumulated depreciation on this equipment was $1,307,293 and $ 1,594,967 at June 30, 1998 and 1999,
respectively.

     Depreciation expense amounted to $2,750,000, $1,797,000 and $1,945,000 for the years ended June 30, 1997, 1998 and 1999, respectively, including amounts related to assets under capital leases.

7.   RELATED PARTY TRANSACTIONS

Duringe1993, Itochu Corporation ("Itochu"), a stockholder, agreed to pay the Company $5 million primarily for the right to become the Company's exclusive distributor for a three year term in Asia for its Cinetropolis concept. Cinetropolis is a location based entertainment attraction utilizing multiple Iwerks products combined with food and beverage, retail and other entertainment in a stand-alone 35,000 to 60,000 square foot facility. The $5 million was recorded in deferred revenue and has been amortized over the three year exclusivity period. In addition, Itochu became a nonexclusive agent for Iwerks' other products for seven years. Itochu earns sales commissions on collections from customers on any theatre systems and related software sold by Itochu or its agents. During the years ended June 30, 1997, 1998 and 1999, $489,000, $291,000, and $145,000 respectively, was paid to Itochu in connection with this arrangement. This arrangement will terminate in December 1999.

8.   INCOME TAXES

     Significant components of the provision for income taxes are as follows:


                                                                        Year ended June 30,
                                                    --------------------------------------------------------------
                                                          1997                  1998                   1999
                                                    -----------------     -----------------      -----------------

Current
   Federal                                          $              40     $               -    $                 -
   State                                                           24                     8                      2
   Foreign                                                         53                    15                      -
                                                    -----------------     -----------------      -----------------
                                                                  117                    23                      2

Deferred:
   Federal                                                          -                     -                      -
   State                                                            -                     -                      -
                                                    -----------------     -----------------      -----------------
                                                    $             117     $              23      $               2
                                                    =================     =================      =================

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense is:

                                                                         Year ended June 30,
                                                    -----------------     -----------------      -----------------
                                                          1997                  1998                   1999
                                                    -----------------     -----------------      -----------------

Provision for income taxes at statutory
   federal rate of 35%                              $         (3,444)     $         (3,828)      $         (1,672)
   State and local taxes                                           24                     8                      2
   Foreign taxes                                                   53                    15                      -
   Nondeductible items and
     nontaxable items                                           1,019                   266                    242
   Benefit of net operating loss
     not currently recognized                                   2,465                 3,562                  1,430
                                                    -----------------     -----------------      -----------------
                                                    $             117     $              23      $               2
                                                    =================     =================      =================

The deferred tax asset at June 30 consists of (in thousands):

                                                                                1998                   1999
                                                                          -----------------      -----------------

Net operating loss                                                        $           8,160      $          12,480
Reserves                                                                              (450)                  (661)
Asset impairment reserve                                                            (1,507)                (1,507)
Deferred revenues                                                                      (74)                     27
Film cost amortization                                                                  542                    767
Other                                                                                     9                     14
                                                                          -----------------      -----------------
                                                                                      6,680                 11,120
Valuation allowance                                                                 (6,680)               (11,120)
                                                                          -----------------      -----------------
                                                                          $               0      $               0
                                                                          =================      =================

At June 30, 1999, Iwerks had available federal and state tax net operating loss carryforwards of approximately $31,200,000 and $14,800,000, respectively, expiring through 2018.

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

     The Company has three stock incentive plans adopted in 1987, 1993, and 1994, respectively, which provide for the granting to officers, directors, employees and consultants options to purchase shares of Iwerks Common Stock. In addition, the Company adopted a non-employee directors stock option plan in fiscal 1999 (collectively with the 1987, 1993 and 1994 plans, the "Plans"). In aggregate, 3,500,000 shares of Iwerks Common Stock are reserved for issuance under the Plans. The Company has granted other options to purchase 100,000 shares of Iwerks Common Stock to certain officers outside of these plans. Options generally vest over a four-year period and expire in ten years.

     Terminated employees have 90 days to exercise options, however certain officers, having separation agreements, have as long as 36 months to exercise options. At June 30, 1999, there were 588,718 vested options outstanding relating to two terminated officers which expire at varying dates until July 2001.

     Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for fiscal year 1997, 1998 and 1999, respectively: risk-free interest rates of 6.36%, 5.55% and 4.84%; weighted-average expected life of the option of 4.19 years, 4.75 years and 5.00 years; zero dividend yields; and a volatility factor of the expected market price of Iwerks' Common Stock of 51%, 57% and 86%.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Given this method of amortization, the initial impact of applying FAS 123 on pro forma net loss and pro forma loss per share is not representative of the potential impact on pro forma amounts in future years when the effect of amortization from multiple awards would be reflected. The Company's pro forma information follows (in thousands except for per share information):

                                        1997           1998           1999
                                   -----------    -----------    -----------

Pro forma net loss                 $  (10,685)    $  (12,483)    $  (5,489)

Pro forma net loss per share       $    (0.90)    $    (1.02)    $   (0.44)

         A summary of the Company's stock option activities and related information for the years ended June 30 are as follows:

                                                                   Number of Shares                Weighted Average
                                                                    (IN THOUSANDS)                   EXERCISE PRICE
--------------------------------------------------------  ---------------------------------- -----------------------------

Options outstanding July 1, 1996                                        1,926                            $4.26
Options granted                                                           660                            5.54
Options exercised                                                       (260)                            1.82
Options terminated                                                      (425)                            4.96
Options exercisable at June 30, 1997                                      696                            $4.30

Options outstanding July 1, 1997                                        1,901                            $4.88
Options granted                                                          615                             2.81
Options exercised                                                        (24)                            0.35
Options terminated                                                      (159)                            5.33
Options exercisable at June 30, 1998                                    1,414

Options outstanding July 1, 1998                                        2,333                            $4.35
Options granted                                                          450                             1.38
Options exercised                                                        (40)                            0.43
Options terminated                                                      (904)                            5.03

The weighted-average fair value of options granted was $0.61 in fiscal year 1999, $1.45 in fiscal year 1998, and $2.64 in fiscal year 1997.

The following table summarizes information about stock options outstanding at June 30, 1999:


                            Options Outstanding                                                      Options
                              Weighted Average                                                      Exercisable
                         --------------------------------------                             ------------------

                                                  Weighted
                                                  Average
                           Outstanding           Remaining
    Range of                   at               Contractual          Weighted          Exercisable at          Weighted
    EXERCISE              June 30, 1999             Life             Average            June 30, 1999          Average
    --------
      PRICES             (IN THOUSANDS)           IN YEARS        EXERCISE PRICE       (IN THOUSANDS)       EXERCISE PRICE
     -------             --------------           --------        --------------       --------------       --------------

   $ .10-1.81                    524                 7.9               $1.34                 135               $1.43
   $2.16-3.00                    399                 7.7               $2.61                 205               $2.63
   $3.25-4.88                    338                 5.2               $4.12                 246               $4.38
   $5.00-7.38                    549                 4.2               $5.15                 470               $5.13
   $7.56-9.00                     29                 5.9               $8.06                  26               $8.12
                             -------                                                    --------
                               1,839                                                       1,082
                             =======                                                    ========

    As of June 30, 1997, 1998 and 1999 the Company had 364,582, 23,099 and
575,115 shares available for future grants under the Plans. As of June 30, 1999 Iwerks has reserved 2,413,843 shares of unissued Iwerks Common Stock for issuance upon exercise of options granted under the Plans and outside the Plans.

    At June 30, 1999 the Company had 8,000 warrants exercisable at $7.30 per share expiring April, 2003. (See Note 15).

10.  NOTES PAYABLE

    In the fourth quarter of fiscal 1999, one customer contract relating to a research and development specialty project was terminated. In connection with the termination, the Company agreed to refund payments previously received from the customer and establish a note payable for approximately $1.5 million. The note payable accrues interest at a rate of 7.25% per annum. Approximately $737,000 and $797,000 in principal payments under the note payable are due in fiscal year 2000 and 2001 respectively.

11.  COMMITMENTS AND CONTINGENCIES

    The Company leases facilities under operating leases that expire through 2001. Leases that expire are expected to be renewed or replaced. Rental expense for the years ended June 30, 1997, 1998 and 1999 was approximately $641,000, $641,000 and $506,000, respectively.

Future minimum lease payments under capital and operating leases at June 30, 1999 are as follows (in thousands):

                                                                              Capital             Operating
                                                                              leases               leases
                                                                          ---------------       -------------

2000                                                                                 $867                $240
2001                                                                                  294                  60
                                                                          ---------------       -------------
Total minimum lease payments                                                        1,161                $300
                                                                                                =============
Less amount representing interest                                                    (79)
                                                                          ---------------
                                                                                   $1,082
                                                                          ===============

         The Company's only capital lease expires in August 2000. At the end of the lease the Company has the following options: (a) purchase the equipment at a mutually agreed upon price; (b) extend the lease for an additional twelve months or (c) return the equipment and enter into a new lease. The Company has not yet determined which option it will select. Included in capital lease obligations is a reserve of $150,000 in connection with the termination of this lease.

         At June 30, 1999, the Company is committed to approximately $1.4 million in capital expenditures.

         The Company has also from time to time, provided standby letters of credit to customers as performance bonds. The customers may draw on the letters of credit should Iwerks fail to perform under the terms of the contracts. There were no standby letters of credit outstanding as of June 30, 1999.

12.       SEGMENT AND GEOGRAPHIC INFORMATION

         The Company operates in one business segment - the manufacture, distribution and operation of entertainment and educational hardware and software.

         Geographic segment information is as follows (in thousands):

                                      1997             1998           1999
                                   ----------       ----------     ----------

          United States            $   15,686       $   13,787     $   15,234
          Asia                         18,217            6,885         10,434
          South America                 5,259            2,448            550
          Europe                          911            2,354          8,148
          Canada                          124              357            503
          Other                             -                -              -
                                   ----------       ----------     ----------

          Total export revenue     $   40,197       $   25,831     $   34,869
                                   ==========       ==========     ==========


     Nearly all of the Company's identifiable assets are located in the United States. In fiscal 1997, 1998 and 1999, the Company had no customers who accounted for more than 10% of consolidated revenues.

13.       ASSET IMPAIRMENT IN FISCAL 1997

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

14. FOURTH QUARTER ADJUSTMENTS IN FISCAL 1997

     In the fourth quarter of fiscal 1997, certain events occurred which resulted in changes in accounting estimates. These include additional film amortization of $746,000 due to changes in revenue estimates; increased bad debt reserve by $557,000 due to an account which was deemed uncollectible, established a legal and dispute reserve of $850,000 for disputes that first arose in the fourth quarter of fiscal 1997; increased the warranty reserve by $147,000 due to increase work performed on a contract, increased accrued expenses by $320,000 due to a regulatory audit and reduced previously recognized earnings by $205,000 in connection with the cancellation of a contract.

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

16.  LITIGATION

     In the fourth quarter of fiscal year ended 1996, the Company reached an agreement with the plaintiffs to settle all pending shareholder class action suits against the Company and certain of its officers and directors in the United States District Court of the Central District of California. In accordance with the principal terms of the agreement, $1.75 million was paid by the Company's insurance carrier (with unclaimed amounts being returned to the carrier). In fiscal 1996 and 1998 an aggregate of 235,246 shares of Iwerks' Common Stock and 470,494 warrants to purchase Iwerks' Common Stock were issued by the Company to the plaintiffs and their attorneys. The warrants were exercisable through July 2, 1999, at an exercised price of $8.78. The Company received the proceeds from the exercise of the warrants when they were exercised. The Company took a charge against earnings of $1.7 million in the fourth quarter of fiscal 1995 to reflect the anticipated costs of the settlement. Further, there can be no assurance that others not included in the settlement will not file similar claims in the future.

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

     There are no material legal proceedings to which the Company is a party other than ordinary routine litigation in the course of business. In the opinion of management, based in part on the advice of counsel, resolution of these matters will not have a material adverse impact on the Company's consolidated financial position or results of operations.

17.       EVENTS SUBSEQUENT TO AUGUST 17, 1999

     On September 9, 1999 the Company announced the appointment of two new outside members to its Board of Directors bringing the number of outside Directors to eight. Peter Guber, co-founder of Mandalay Entertainment Group was appointed Chairman of the Board of Directors and Paul Schaeffer, co-founder of Mandalay entertainment Group was appointed Vice Chairman of the Board of Directors. In connection with the transaction, the two new members received warrants to purchase 1,550,000 shares of Iwerks common stock. The warrants were issued in four tranches of equal amounts ranging in a per share price of $1.43 to $3.00. Certain restrictions apply to the exercise of these warrants which have a life of five years. The purchase price of the warrants were $250,000 and will be amortized over the life of the warrants.

ITEM 9.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
---------------------------------------------------------------------
FINANCIAL DISCLOSURE.
--------------------

     None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.
--------------------------------------------------------

     On February 10, 1999 Jeffrey M. Dahl was appointed Chief Financial Officer replacing Bruce C. Hinkley. Dahl was formerly the Vice President, Controller of Iwerks Entertainment, Inc.

     On August 27, 1999 Jack Shishido resigned as Senior Vice President Worldwide Sales and Marketing.

     On September 9, 1999 the Company announced the appointment of two new outside members to its Board of Directors bringing the number of outside Directors to eight. Peter Guber, co-founder of Mandalay entertainment Group was appointed Chairman of the Board of Directors and Paul Schaeffer, co-founder of Mandalay entertainment Group was appointed Vice Chairman of the Board of Directors.

     Information regarding directors and executive officers of the Company will appear in the Proxy Statement for the 1999 Annual Meeting of Stockholders, and is incorporated herein by this reference.

ITEM 11.  EXECUTIVE COMPENSATION.
--------------------------------

     Information regarding executive compensation will appear in the Proxy Statement for the 1999 Annual Meeting of Stockholders, and is incorporated herein by this reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
------------------------------------------------------------------------

     Information regarding security ownership of certain beneficial owners and management of the Company will appear in the Proxy Statement for the 1999 Annual Meeting of Stockholders, and is incorporated herein by this reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------

     Information regarding certain relationships and related transactions will appear in the Proxy Statement for the 1999 Annual Meeting of Stockholders, and is incorporated herein by this reference.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
--------------------------------------------------------------------------

(A)    FINANCIAL STATEMENTS:                                    PAGE NUMBER
                                                                -----------
       Report of Independent Auditors                               29

       Consolidated Balance Sheets                                 30-31
       June 30, 1998 and 1999

       Consolidated Statements of Operations                         32
       Years Ended June 30, 1997, 1998 and 1999

       Consolidated Statements of Stockholders'  Equity              33
       Years Ended June 30, 1997, 1998 and 1999

       Consolidated Statements of Cash Flows                       34-35

        Years Ended June 30, 1997, 1998 and 1999

        Notes to Consolidated Financial Statements                 36-48

     FINANCIAL STATEMENT SCHEDULES:

     Schedule II - Valuation and Qualifying Accounts for the years ended June 30, 1997, 1998 and 1999.

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(B)  EXHIBITS: See Exhibit List attached to this Annual Report on Form 10-K.

(C) REPORTS ON FORM 8-K:       NONE

  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     IWERKS ENTERTAINMENT, INC.
                                            (Registrant)

                                     By:  /S/ CHARLES GOLDWATER
                                         -----------------------
                                         Charles Goldwater
                                         Chief Executive Officer

                                     Date:  September 23, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

         SIGNATURE                       TITLE                       DATE
         ---------                       -----                       ----

  /S/ CHARLES GOLDWATER            President and CEO          September 23, 1999
  ----------------------     (Principal Executive Officer)
     Charles Goldwater

                                 Senior Vice President        September 23, 1999
   /S/ JEFFREY M. DAHL          Chief Financial Officer
  ----------------------      (Principal Finance Officer)
      Jeffrey M. Dahl

   /S/ BRUCE E. PALMORE        Vice President /Controller     September 23, 1999
  ----------------------     (Principal Accounting Officer)
     Bruce E. Palmore

      /S/ PETER GUBER            Chairman of the Board        September 23, 1999
    ------------------
        Peter Guber

    /S/ PAUL SCHAEFFER         Vice Chairman of the Board     September 23, 1999
    ------------------
      Paul Schaeffer

   /S/ DONALD W. IWERKS                 Director              September 23, 1999
   ---------------------
     Donald W. Iwerks

    /S/ DAG TELLEFSEN                   Director              September 23, 1999
   ---------------------
       Dag Tellefsen

     /S/ GARY J. MATUS                  Director              September 23, 1999
    -------------------
       Gary J. Matus

                                        Director
    -------------------
        Bruce Beda

     /S/ PETER HANELT                   Director              September 23, 1999
    -------------------
       Peter Hanelt

                                                                     SCHEDULE II

                           IWERKS ENTERTAINMENT, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED JUNE 30, 1997, 1998 AND 1999


                                     BALANCE AT
                                      BEGINNING                                                       BALANCE AT
CLASSIFICATION                         OF YEAR               ADDITIONS            WRITE-OFFS          END OF YEAR



FOR THE YEAR ENDED JUNE 30, 1997
ALLOWANCE FOR DOUBTFUL ACCOUNTS     $   292,990           $    843,495           $    25,171        $   1,111,315

FOR THE YEAR ENDED JUNE 30, 1998
ALLOWANCE FOR DOUBTFUL ACCOUNTS     $ 1,111,315           $  1,808,250           $ 1,026,333        $   1,893,232

FOR THE YEAR ENDED JUNE 30, 1999
ALLOWANCE FOR DOUBTFUL ACCOUNTS     $ 1,893,232           $    997,783           $ 1,068,340        $   1,822,675


                                  EXHIBIT INDEX

  3.1      CERTIFICATE OF AMENDMENT OF CERTIFICATE OF INCORPORATION DATED
           AUGUST 1, 1997. ***
  3.2      BYLAWS OF IWERKS. **
  4.1      SPECIMEN CERTIFICATE EVIDENCING COMMON STOCK OF IWERKS.*
  4.2 WARRANT AGREEMENT, DATED APRIL 30, 1993, BY AND BETWEEN IWERKS AND RICHARD KING INTERNATIONAL.*
  4.3 WARRANT TO PURCHASE 339,063 SHARES OF COMMON STOCK OF THE REGISTRANT, DATED SEPTEMBER 8, 1999, BY THE REGISTRANT TO THE GUBER FAMILY TRUST DATED OCTOBER 20, 1978.********
  4.4 WARRANT TO PURCHASE 339,063 SHARES OF COMMON STOCK OF THE REGISTRANT, DATED SEPTEMBER 8, 1999, BY THE REGISTRANT TO THE GUBER FAMILY TRUST DATED OCTOBER 20, 1978. ********
  4.5 WARRANT TO PURCHASE 339,062 SHARES OF COMMON STOCK OF THE REGISTRANT, DATED SEPTEMBER 8, 1999, BY THE REGISTRANT TO THE GUBER FAMILY TRUST DATED OCTOBER 20, 1978. ********
  4.6 WARRANT TO PURCHASE 339,062 SHARES OF COMMON STOCK OF THE REGISTRANT, DATED SEPTEMBER 8, 1999, BY THE REGISTRANT TO THE GUBER FAMILY TRUST DATED OCTOBER 20, 1978. ********
  4.7 WARRANT TO PURCHASE 48,438 SHARES OF COMMON STOCK OF THE REGISTRANT, DATED SEPTEMBER 8, 1999, BY THE REGISTRANT TO THE PAUL AND JUDY SCHAEFFER LIVING TRUST DATED FEBRUARY 28, 1992. ********
  4.8 WARRANT TO PURCHASE 48,438 SHARES OF COMMON STOCK OF THE REGISTRANT, DATED SEPTEMBER 8, 1999, BY THE REGISTRANT TO THE PAUL AND JUDY SCHAEFFER LIVING TRUST DATED FEBRUARY 28, 1992. ********
  4.9 WARRANT TO PURCHASE 48,437 SHARES OF COMMON STOCK OF THE REGISTRANT, DATED SEPTEMBER 8, 1999, BY THE REGISTRANT TO THE PAUL AND JUDY SCHAEFFER LIVING TRUST DATED FEBRUARY 28, 1992. ********
  4.10 WARRANT TO PURCHASE 48,437 SHARES OF COMMON STOCK OF THE REGISTRANT, DATED SEPTEMBER 8, 1999, BY THE REGISTRANT TO THE PAUL AND JUDY SCHAEFFER LIVING TRUST DATED FEBRUARY 28, 1992. ********
  10.1     FORM OF INDEMNIFICATION AGREEMENT AND SCHEDULE OF INDEMNIFIED
           PARTIES.*
  10.2 PURCHASE AGREEMENT DATED JANUARY 23, 1991, BY AND BETWEEN IWERKS AND RIDE AND SHOW ENGINEERING, INC.*
  10.3 AMENDED AND RESTATED 1987 STOCK OPTION, PURCHASE AND APPRECIATION RIGHTS PLAN OF IWERKS.*
  10.6     1993 STOCK INCENTIVE PLAN OF IWERKS.*
  10.7 LEASE FOR 4540 W. VALERIO STREET, BURBANK, CALIFORNIA 91505, DATED MAY 15, 1990, BY AND BETWEEN IWERKS AS LESSEE AND SHELDON PLUTSKY AS LESSOR.*
  10.8 LEASE FOR 4520 VALERIO STREET, BURBANK, CALIFORNIA 91505, DATED SEPTEMBER 1, 1992, AND THE AMENDMENT THERETO, DATED SEPTEMBER 22, 1992, BY AND BETWEEN IWERKS AS LESSEE AND JAMES E. MCGRAW AS LESSOR.*
  10.9 LEASE FOR 4535 W. VALERIO STREET, BURBANK, CALIFORNIA 91505, DATED SEPTEMBER 11, 1991, BY AND BETWEEN IWERKS AS LESSEE AND R.C. ASSOCIATES AS LESSOR.*

  10.10 LEASE FOR 4525 W. VALERIO STREET, BURBANK, CALIFORNIA 91505, DATED MARCH 23, 1994 BY AND BETWEEN IWERKS AS LESSEE AND THE PENNEY FAMILY TRUST AS LESSOR.***
  10.12    1994 STOCK INCENTIVE PLAN OF IWERKS ENTERTAINMENT, INC.**
  10.15    LEASE AGREEMENT - MATRIX FUNDING CORPORATION***
  10.16 SEPARATION AGREEMENT DATED OCTOBER 31, 1997 BETWEEN THE COMPANY AND ROY A. WRIGHT *****
  10.17 SEPARATION AGREEMENT DATED OCTOBER 31, 1997 BETWEEN THE COMPANY AND BRUCE HINCKLEY *****
  10.18 SEPARATION AGREEMENT DATED OCTOBER 31, 1997 BETWEEN THE COMPANY AND WILLIAM J. BATTISON III *****
  10.22 EMPLOYMENT AGREEMENT DATED FEBRUARY 21, 1998 BETWEEN THE COMPANY AND CHARLES GOLDWATER ******
  10.23 EMPLOYMENT AGREEMENT DATED MARCH 2, 1998 BETWEEN THE COMPANY AND DAN GRIESMER *******
  10.24 EMPLOYMENT AGREEMENT DATED AUGUST 3, 1998 BETWEEN THE COMPANY AND JACK SHISHIDO.
  10.25 1998 NON-EMPLOYEE DIRECTORS STOCK OPTION PLAN. INCORPORATED BY REFERENCE FROM REGISTRANT'S PROXY STATEMENT ON FORM 14-A FILED OCTOBER 28, 1998.
  10.26 RIGHTS AGREEMENT AMENDMENT DATED AS OF JULY 16, 1999, BETWEEN IWERKS ENTERTAINMENT, INC. AND U.S. STOCK TRANSFER CORPORATION. INCORPORATED BY REFERENCE FROM REGISTRANT'S CURRENT REPORT ON FORM 8-K FILED ON JULY 23, 1999.
  22.1     SUBSIDIARY LIST.**
  23.1     CONSENT OF INDEPENDENT AUDITORS - ERNST & YOUNG LLP
  27.1     EXHIBIT 27.1 - SCHEDULE OF FINANCIAL INFORMATION
 --------------


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

**** INCORPORATED BY REFERENCE FROM REGISTRANTS ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED JUNE 30, 1997.

***** INCORPORATED BY REFERENCE FROM REGISTRANTS QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER AND SIX MONTHS ENDED DECEMBER 31, 1997.

****** INCORPORATED BY REFERENCE FROM REGISTRANTS REGISTRATION STATEMENT ON FORM S-4 FILED ON MARCH 4, 1998.

******* INCORPORATED BY REFERENCE FROM REGISTRANTS QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER AND NINE MONTHS ENDED MARCH 31, 1998.

******** INCORPORATED BY REFERENCE FROM REGISTRANT'S CURRENT REPORT ON FORM 8-K FILED SEPTEMBER 23, 1999.

                                  EXHIBIT 23.1


                         CONSENT OF INDEPENDENT AUDITORS


WE CONSENT TO THE INCORPORATION BY REFERENCE IN THE REGISTRATION STATEMENT (FORM S-8 NO. 33-77816) PERTAINING TO THE EMPLOYEES' INCENTIVE STOCK OPTIONS AND OTHER STOCK OPTION AND WARRANT AGREEMENTS OF IWERKS ENTERTAINMENT, INC. OF OUR REPORT DATED AUGUST 17, 1999, EXCEPT FOR NOTE 17 AS TO WHICH THE DATE IS SEPTEMBER 9, 1999, WITH RESPECT TO THE CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE OF IWERKS ENTERTAINMENT, INC. INCLUDED IN THE ANNUAL REPORT (FORM 10-K) FOR THE YEAR ENDED JUNE 30, 1999.


                                              ERNST & YOUNG LLP

LOS ANGELES, CALIFORNIA
SEPTEMBER 27, 1999

[GRAPHIC OMITTED]