Form 10-K/A
period 1999-06-30
IWERKS ENTERTAINMENT INC
filed 1999-10-28
CIK 830404

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

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
(State  or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                               Identification
No.)

                            4540 West Valerio Street
                             Burbank, CA 91505-1046
              (Address of principal executive offices and zip code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any Amendment to this Form 10-K. [ ]

At October 15, 1999, there were outstanding 12,390,581 shares of the registrant's common stock, par value $.001 per share ("Common Stock"), and the aggregate market value of the shares held on that date by non-affiliates of registrant, based on the closing price ($.81 per share) of the Common Stock, on the Nasdaq National Market on that date, was $6,134,454. For purposes of this computation, it has been assumed that the shares beneficially held by directors and executive officers of registrant were "held by affiliates"; this assumption is not to be deemed to be an admission by such persons that they are affiliates of registrant.

        General

        Iwerks Entertainment, Inc. ("Iwerks" or the "Company") hereby amends its Annual Report on Form 10-K for the fiscal year ended June 30, 1999, by deleting its responses for Items 9, 10, 11 and 12 contained in its Annual Report on Form 10-K filed September 28, 1999 and replacing such Items as set forth in this Amendment No. 1 to Form 10-K.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth certain information with respect to the directors and executive officers of the Company as of October 15, 1999:


 NAME AND POSITION                          AGE    COMMENCEMENT OF SERVICES
 Peter Guber                                57     September 1999
 Chairman of the Board and Director

 Paul Schaeffer                             52     September 1999
 Vice Chairman of the Board
 and Director

 Charles Goldwater                          48     February 1998
 Chief Executive Officer, President
 and Director

 Bruce Beda (1)(2)                          58     July 1998
 Director

 Peter Hanelt (1)(2)                        54     July 1998
 Director

 Donald W. Iwerks (3)                       70     January 1986
 Director

 Gary J. Matus (1)                          51     July 1996
 Director

 Dag Tellefsen (2)(3)                       57     March 1993
 Director

 Jon Corfino                                41     July 1993
 Senior Vice President of Film and
 Executive in Charge of Production

 Jeffrey M. Dahl                            37     October 1996
 Senior Vice President,
 Chief Financial Officer
 and Secretary
                                     Page 2



 Daniel Griesmer                            51     March 1998
 Senior Vice President - General Manager

 -------------------------------------
    (1) Member of the Audit Committee
    (2) Member of the Compensation Committee
    (3) Member of the Nominating Committee



        PETER GUBER joined Iwerks as a director and Chairman of the Board in September 1999. Mr. Guber is the co-founder of Mandalay Entertainment Group, which includes Mandalay Pictures, Mandalay Television, Mandalay Sports Entertainment, Mandalay Media Arts and Mandalay E-Media, and has served as its Chairman and Chief Executive Officer since its inception in 1995. Prior thereto, from 1989 to 1995, Mr. Guber served as Chairman and Chief Executive Officer of Sony Pictures Entertainment.

        PAUL SCHAEFFER joined Iwerks as a director and Vice Chairman of the Board in September 1999. Mr. Schaeffer is a co-founder of Mandalay Entertainment Group and has served as its Vice Chairman and Chief Operating Officer since its inception in 1995. Prior thereto, from 1989 to 1995, Mr. Schaeffer served as Executive Vice President of Sony Pictures Entertainment, overseeing worldwide corporate operations including Worldwide Administration, Financial Affairs, Human Resources, Corporate Affairs, Legal Affairs and Corporate Communications. During his tenure, Mr. Schaeffer also had supervisory responsibility for the rebuilding and renovation of Sony Pictures Studios.

        CHARLES GOLDWATER has been a director of Iwerks and served as its Chief Executive Officer and President since February 23, 1998. Mr. Goldwater served as Chairman of the Board until September 1999. From September 1995 to December 1997, Mr. Goldwater served as Chief Executive Officer and President of Mann Theatres (Cinamerica Theatres L.P.). Prior thereto, from 1990 to 1995, Mr. Goldwater was Senior Vice President and General Manager of Sony/Loews Theaters.

        BRUCE BEDA has been a director of Iwerks since July 1998. Since February 1995, Mr. Beda has served as President and Chief Executive Officer of Orion Partners LLC, a private investment and consulting company. From December 1986 to January 1995, Mr. Beda served as Chief Financial Officer of Venturedyne Ltd., a private manufacturing conglomerate. Mr. Beda presently serves on the board of directors of Stifel Financial Corp., a financial services company, and ECC International Corp., a designer, manufacturer and marketer of computer-controlled simulators.

        PETER HANELT has been a director of Iwerks since July 1998. Since February 1998, Mr. Hanelt has served as Chief Executive Officer and Chief Financial Officer of Natural Wonders, Inc., a retailer of nature and science gifts. Prior thereto, from April 1997 to February 1998, Mr. Hanelt was a principal of Regent Pacific Management Corporation, a consulting firm. From October 1993 to April 1997, Mr. Hanelt was both Chief Operating Officer and Chief Financial Officer of Esprit de Corp, a wholesaler and retailer of apparel. Mr. Hanelt also serves as director of Shoe Pavilion, Inc., an off-price footwear retailer, Patelco Credit Union, Interhealth Nutraceuticals and Natural Wonders, Inc.

        DONALD W. IWERKS is a co-founder of Iwerks and has been a director since Iwerks' inception. Mr. Iwerks served as Chief Technical Officer of Iwerks until his retirement in December 1995 and as Vice Chairman of the Board until September 1999. From 1950 to 1985, Mr. Iwerks was employed by the Walt Disney Studios, where from 1965 to 1985 he was head of the Technical Engineering and Manufacturing Division, which was responsible for the design and manufacture of all film projection systems used in the Disney theme parks.

        GARY J. MATUS has been a director of Iwerks since July 1996. Since May 1999, Mr. Matus has served as Chief Operating Officer of Themeware/Internet Toolbox. From December 1989 to May 1999, Mr. Matus served as Executive Vice President of Bank of America, N.T. & S.A., and served as Chief Marketing Officer responsible for the bank's marketing operations from October 1996 to May 1999. Prior thereto, from 1995 to 1996, Mr. Matus served as Head of Trust Investment Management Private Banking, and, from 1989 to 1995, Mr. Matus served as Head of the Entertainment and Media Industries Group at Bank of America, N.T. & S.A.

        DAG TELLEFSEN has been a director of Iwerks since March 1993. Since 1982, Mr. Tellefsen has been the Managing General Partner of Glenwood Management, a venture capital firm and Company stockholder. Mr. Tellefsen also serves or has served as a director of ARIX Corp., KLA-Tencor Corporation and Octel Communications Corporation.

        JON CORFINO has served as Iwerks' Senior Vice President of Film and Executive in Charge of Production since March 1998. Prior thereto, since July 1993, Mr. Corfino has held various positions with the Company, including Vice President of Attractions, Vice President of Operations, Director of Studio Operations and Production Manager.

        JEFFREY M. DAHL, C.P.A. has served as Iwerks' Senior Vice President, Chief Financial Officer and Secretary since February 1999. From October 1996 to February 1999, Mr. Dahl served as Vice President and Controller of Iwerks. Prior thereto, from January 1994 to October 1996, Mr. Dahl served as Controller of ACT III Broadcasting Inc.

        DANIEL GRIESMER has served as Iwerks' Senior Vice President - General Manager since March 1998. From November 1995 to February 1998, Mr. Griesmer served as Vice President, Theater Planning and Development of Mann Theatres (Cinamerica Theatres, L.P.). Prior thereto, from 1990 to 1995, Mr. Griesmer held various positions at Sony/Loews Theaters, the most recent of which was Assistant Director of Facilities.

BOARD MEETINGS AND COMMITTEES

        The Board of Directors of Iwerks (the "Board") held a total of 7 meetings during the fiscal year ended June 30, 1999. The Board has an Audit Committee, a Compensation Committee and a Nominating Committee. During the fiscal year ended June 30, 1999, each director attended at least 75% of the meetings of the Board held while he was a director and of the committees of the Board on which he served.

        The Audit Committee's functions include recommending to the Board the engagement of the Company's independent auditors, reviewing and approving the services performed by the independent auditors and reviewing and evaluating the Company's accounting policies and internal accounting controls. The Compensation Committee reviews and approves the compensation of officers and key employees, including the granting of options under the Company's various stock incentive plans. The Nominating Committee is responsible for proposing potential candidates for the Board. Currently, the members of the Audit Committee are Messrs. Gary J. Matus, Bruce Beda and Peter Hanelt, the members of the Compensation Committee are Messrs. Dag Tellefsen, Bruce Beda and Peter Hanelt and the members of the Nominating Committee are Messrs. Dag Tellefsen and Donald
W. Iwerks.

COMPENSATION OF DIRECTORS

        Upon the initial election or appointment to the Board of any person who is not then a current employee or officer of the Company (an "Outside Director"), such Outside Director is granted, effective as of the date of the first meeting of the Board attended by the Outside Director after his or her appointment or election, a ten year option to purchase 10,000 shares of Common Stock. Each Outside Director who is then serving on the Board is granted effective on the date of each annual meeting of the Company's stockholders (or any special meeting in lieu of an annual meeting), a ten year option to purchase the number of shares of Common Stock determined by dividing $50,000 by the per share fair market value of the Common Stock on the date of grant, up to a maximum of 25,000 shares. All of the above-described options vest over four years. In addition, each Outside Director receives an annual retainer fee of $8,000, which is paid quarterly. Further, each Outside Director is entitled to receive $1,000 for in-person Board meetings, $500 for telephonic Board meetings and committee meetings and reimbursement for travel expenses incurred on behalf of Iwerks. With the exception of reimbursement for travel expenses incurred on behalf of Iwerks, Messrs. Peter Guber and Paul Schaeffer do not receive any of the other compensation for serving as directors of the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        Messrs. Dag Tellefsen and Donald W. Iwerks served as members of the Board's Compensation Committee through July 16, 1998. Since July 16, 1998, the Compensation Committee has been composed of Messrs. Dag Tellefsen, Bruce Beda and Peter Hanelt. Mr. Iwerks is a co-founder of Iwerks and served as Chief Technical Officer of Iwerks until his retirement in December 1995. Beginning July 1997, in addition to his director fees, Mr. Iwerks has received and will continue to receive a monthly consulting fee of $5,000.

        The Company has no interlocking relationships involving any of its Compensation Committee members which would be required by the Securities and Exchange Commission ("SEC") to be reported herein, and no officer or employee of the Company presently serves on its Compensation Committee.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's executive officers, directors, and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish the Company with all Section 16(a) forms they file. Based solely on its review of the copies of the forms received by it and written representations from certain reporting persons that they have complied with the relevant filing requirements, the Company believes that, during the year ended June 30, 1999, all of the Company's executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION

        The following table sets forth, as to the Chief Executive Officer and as to each of the other four most highly compensated officers whose compensation exceeded $100,000 during the last fiscal year (the

"Named Executive Officers"), information concerning all compensation paid for services to the Company in all capacities for each of the three fiscal years ended June 30 indicated below.

                                     SUMMARY COMPENSATION TABLE
                                                                           Long Term
                                        Annual Compensation               Compensation
                             -------------------------------------------  ------------
                                                           Other Annual   Stock Option   All Other
Name & Principal Position    Year     Salary     Bonus    Compensation(1)  Awards(2)    Compensation
-------------------------    ----     ------     -----    --------------  ------------  ------------
Charles Goldwater (3)        1999    $ 330,000     --         $   12,000       --       $ 11,255(4)
  Chief Executive Officer,   1998      134,538     --              4,000    250,000        1,890(5)
  President and Former
  Chairman of the
  Board

Bruce Hinckley (6)           1999    $ 138,583     --          $   8,000       --       $202,552(7)
  Former Executive Vice      1998      172,115     --              7,000       --          2,740(8)
  President, Chief           1997      110,769   $37,000              --     37,474         --
  Financial Officer
  and Secretary

Jeffrey M. Dahl (9)          1999    $ 112,923     --         $   12,000     25,000     $  3,026(8)
  Senior Vice President,     1998       96,404     --              7,000       --          2,885(8)
  Chief Financial            1997       60,308   $12,000              --      6,705         --
  Officer and
  Secretary

Daniel Griesmer              1999    $ 131,580     --         $   12,000       --       $  3,797(8)
  Senior Vice President-     1998       40,000     --              5,968     75,000         --
  General Manager

Jon Corfino                  1999    $ 125,793     --         $   12,000     25,000     $  3,626(8)
  Senior Vice President      1998      116,495     --              7,000       --          2,526(8)
  of Film and Executive      1997      114,799   $15,000              --      6,744         --
  in Charge of
  Production

Jack Shishido (10)           1999    $ 156,923     --         $   12,000       --       $  3,508(8)
  Former Senior Vice
  President of Worldwide
  Sale

________________________
(1) Represents a stipend to defray a portion of the Named Executive Officer's commuting expenses.

(2) All numbers reflect the number of shares of Common Stock subject to options granted during the fiscal year.

(3) Mr. Goldwater resigned as Chairman of the Board in September 1999 concurrent with Mr. Peter Guber's appointment as Chairman of the Board.

(4) Includes (i) $9,365 paid pursuant to the Company's 401(k) plan and (ii) $1,890 which represents the dollar value of term life insurance premiums paid by Iwerks.

(5) Represents the dollar value of term life insurance premiums paid by Iwerks.





(6)   Mr. Hinckley resigned from his positions with Iwerks in February 1999.

(7) Includes (i) $200,000 in severance payments made pursuant to Mr. Hinckley's second amended and restated separation agreement with the Company and (ii) $2,552 paid pursuant to the Company's 401(k) plan.

(8)   Paid pursuant to the Company's 401(k) plan.

(9) Mr. Dahl joined Iwerks as Vice President and Controller in October 1996. Mr. Dahl was appointed Senior Vice President, Chief Financial Officer and Secretary in February 1999.

(10)  Mr. Shishido resigned from his position with Iwerks in August 1999.


        OPTION GRANTS IN LAST FISCAL YEAR

        The following table sets forth certain information regarding the grant of stock options made during the fiscal year ended June 30, 1999 to the Named Executive Officers.

                               OPTION GRANTS IN LAST FISCAL YEAR

                                     Individual Grants                               Potential Realizable Value at
                          -------------------------------------------                Assumed Annual Rates of Stock
                                       Percent of                                    Price Appreciation for Option
                                       Total Options                                            Term(1)
                           Number of   Granted to       Exercise or                  -----------------------------
                            Options    Employees in    Base Price Per   Expiration
           Name            Granted(2)  Fiscal Year(3)     Share(4)         Date           5%                10%
-------------------------  ----------  --------------  --------------   ----------   -----------        ---------
Charles Goldwater (5).....     --            --            --              --             --                --
Bruce Hinckley (6)........     --            --            --              --             --                --
Jeffrey M. Dahl (7).......   25,000        6.95%          $1.25          4/12/09        $19,653          $49,804
Daniel Griesmer...........     --            --            --              --             --                --
Jon Corfino...............   25,000        6.95%          $1.25          4/12/09        $19,653          $49,804
Jack Shishido (8).........     --            --            --              --             --                --

_________________________
(1) The potential realizable value is based on the assumption that the Common Stock appreciates at the annual rate shown (compounded annually) from the date of grant until the expiration of the option term. These amounts are calculated pursuant to applicable requirements of the SEC and do not represent a forecast of the future appreciation of the Common Stock.

(2) Each of the option grants set forth on this chart are exercisable with respect to one-fourth (1/4) of the total shares granted, rounded up to the nearest whole share, on the first anniversary of the date of grant, and thereafter exercisable with respect to one-forty-eighth (1/48) of the total shares, rounded up to the nearest whole share, on the first day of each month until all shares have become exercisable. The options may, at the discretion of the Administrator, become immediately exercisable upon certain change of control events. All of the options set forth in this chart were granted for a term of 10 years.

(3) Options covering an aggregate of 359,577 shares were granted to eligible employees during the fiscal year ended June 30, 1999.





(4) The exercise price and tax withholding obligations related to exercise may be paid by delivery of already owned shares, subject to certain conditions.

(5) Mr. Goldwater resigned as Chairman of the Board in September 1999 concurrent with Mr. Peter Guber's appointment as Chairman of the Board.

(6)   Mr. Hinckley resigned from his positions with Iwerks in February 1999.

(7) Mr. Dahl was appointed as Iwerks' Senior Vice President, Chief Financial Officer and Secretary in February 1999.

(8)   Mr. Shishido resigned from his position with Iwerks in August 1999.


        STOCK OPTIONS HELD AT FISCAL YEAR END

        During the fiscal year ended June 30, 1999, no Named Executive Officer exercised any stock options. The following table sets forth, for each of the Named Executive Officers, certain information regarding the number of shares of Common Stock underlying stock options held at fiscal year-end and the value of options held at fiscal year-end based upon the last reported sales price of the Common Stock on the Nasdaq National Market on June 30, 1999 ($1.06 per share).


                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR

                      AND FISCAL YEAR-END OPTION VALUES(1)


                                                            Value of All Unexercised
                               Number of Unexercised         In-the-Money Options at
                             Options at Fiscal Year-End          Fiscal Year-End
                             --------------------------     ------------------------
                                   Exercisable/                   Exercisable/
Name                               Unexercisable                  Unexercisable
--------------------------   --------------------------     ------------------------
Charles Goldwater (1).....         116,665/133,335                   $0/0
Bruce Hinckley (2)........            37,474/0                       $0/0
Jeffrey M. Dahl (3).......            0/31,705                       $0/0
Daniel Griesmer...........          23,437/51,563                    $0/0
Jon Corfino...............          15,500/44,213                   $480/0
Jack Shishido (4).........               0/0                         $0/0

____________________
(1) Mr. Goldwater resigned as Chairman of the Board in September 1999 concurrent with Mr. Peter Guber's appointment as Chairman of the Board.

(2)     Mr. Hinckley resigned from his positions with Iwerks in February 1999.

(3) Mr. Dahl was appointed as Senior Vice President, Chief Financial Officer and Secretary in February 1999.

(4)     Mr. Shishido resigned from his position with Iwerks in August 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth as of October 15, 1999 certain information relating to the ownership of Common Stock by (a) each person known by Iwerks to be the beneficial owner of more than 5% of the outstanding shares of the Common Stock, (b) each of the directors of Iwerks, (c) each of the Named Executive Officers and (d) all of the executive officers and directors of Iwerks as a group. Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each of such persons has the sole voting and investment power with respect to the shares owned. Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this Rule, certain shares may be deemed to be beneficially owned by more than one person (such as where persons share voting power or investment powers). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided; in computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights on or before December 14, 1999, regardless of whether the market price for the shares underlying such acquisition rights is substantially lower than the price at which the shares may be acquired. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person's actual voting power at any particular date. Unless otherwise indicated, the address of each person is c/o Iwerks Entertainment, Inc., 4540 West Valerio St., Burbank, California 91505-1046.

                                               Number              Percent
                                                 of                of Class
Name and Address                               Shares               Owned
----------------------------------------   --------------      ---------------
Charles Goldwater(1)...................        159,165             1.28%

Donald W. Iwerks(2)....................        779,049             6.29

Gary J. Matus(3).......................         44,328               *

Dag Tellefsen(4).......................        606,663             4.90

Jon Corfino(5).........................         24,102               *

Peter Hanelt(6)........................         24,166               *

Peter Guber............................              0               *

Paul Schaeffer.........................              0               *

Daniel Griesmer(7).....................         28,125               *

Jack Shishido(8).......................         19,062               *

Jeffrey M. Dahl(9).....................         11,955               *

Bruce Hinckley(10).....................         52,474               *

Bruce Beda(11).........................         39,166               *

Heartland Advisors, Inc.(12)...........      3,394,022            27.39
790 North Milwaukee Street
Milwaukee, WI  53202




Dimensional Fund Advisors, Inc.(13)....        844,420             6.82
1299 Ocean Avenue, 11th Floor
Santa Monica, CA 90401

All executive officers and directors as
a group (11 persons) (14)..............      1,716,719            13.86

------------------------
* Less than one percent.

(1) Includes 129,165 shares of Common Stock underlying options which are or will become exercisable on or before December 14, 1999.

(2) Includes 760,970 shares of Common Stock held by the Donald and Betty Iwerks 1995 Family Trust and 18,079 shares of Common Stock underlying options which are or will become exercisable on or before December 14, 1999. Mr. Iwerks resigned as Chief Technical Officer of Iwerks effective as of December 31, 1995. Mr. Iwerks currently serves on the Board and is a consultant to Iwerks.

(3) Includes 39,328 shares of Common Stock underlying options which are or will become exercisable on or before December 14, 1999.

(4) Includes 37,474 shares of Common Stock underlying options which are or will become exercisable on or before December 14, 1999. Includes 530,031 shares of Common Stock owned by Meriken Nominees Limited as nominee for Glenwood Ventures, 37,408 shares owned by Glenwood Management and 1,750 shares owned by Dag Tellefsen and Associates, all of which Mr. Tellefsen disclaims beneficial interest. Mr. Tellefsen is a principal of Glenwood Ventures, Glenwood Management and Dag Tellefsen and Associates.

(5) Includes 21,102 shares of Common Stock underlying options which are or will become exercisable on or before December 14, 1999.

(6) Includes 9,166 shares of Common Stock underlying options which are or will become exercisable on or before December 14, 1999.

(7) Consists of options to purchase shares of Common Stock which are or will become exercisable on or before December 14, 1999.

(8) Includes 14,062 shares of Common Stock underlying options which are or will become exercisable on or before December 14, 1999.

(9) Includes 1,955 shares of Common Stock underlying options which are or will become exercisable on or before December 14, 1999.

(10) Includes 37,474 shares of Common Stock underlying options which are or will become exercisable on or before December 14, 1999.

(11) Includes 9,166 shares of Common Stock underlying options which are or will become exercisable on or before December 14, 1999.

(12) Based on information provided by a representative of Heartland Advisors, Inc. to the Company on October 7, 1999.





(13)  Based on information contained in a Schedule 13G dated February 11, 1999.

(14) Includes 293,560 shares of Common Stock underlying options which are or will become exercisable on or before December 14, 1999.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Donald W. Iwerks, the Company's Chief Technical Officer, retired from full time employment with the Company effective December 31, 1995. At that time, Mr. Iwerks was 66 years of age. Beginning January 1, 1997, Mr. Iwerks began receiving "Outside Director" fees. Mr. Iwerks continued to work on a part-time basis, generally two or three days a week, and as compensation for this work he received a $50,000 advisory fee for services rendered through June 30, 1997 and continued to receive Company health benefits coverage until September 1, 1997. Beginning July 1997, in addition to his director fees, Mr. Iwerks has received and will continue to receive a monthly consulting fee of $5,000.

        Iwerks has entered into an employment agreement with Mr. Charles Goldwater effective February 23, 1998 pursuant to which Mr. Goldwater shall serve as Chairman of the Board, Chief Executive Officer and President for an initial three year term (the "Initial Term"). Mr. Goldwater resigned as Chairman of the Board in September 1999 concurrent with Mr. Peter Guber's appointment as Chairman of the Board. Iwerks may extend the term of the agreement for an additional two year period (the "Additional Term") upon the same terms and conditions as during the Initial Term. Mr. Goldwater's base salary for the period ended June 30, 1998 was payable at an annual rate of $330,000. Commencing on the first day of the fiscal year ended June 30, 1999, Mr. Goldwater's base salary for each fiscal year during the Initial Term and the Additional Term shall be increased by an amount equal to 5% of the base salary prevailing during the prior fiscal year. Commencing in fiscal 1999, Mr. Goldwater is entitled to a performance based bonus, the amount of which will vary depending upon the performance of Iwerks as compared to the goals established by the Compensation Committee of the Board on an annual basis. Mr. Goldwater was granted options to purchase 250,000 shares of Common Stock upon commencement of his employment. Of the 250,000 options, 150,000 were priced at the closing sale price of the Common Stock on February 19, 1998 (the "Closing Price"), the date prior to the execution of the employment agreement. Of the remaining options, 50,000 are priced at 125% of the Closing Price and 50,000 are priced at 150% of the Closing Price. Of the options granted to Mr. Goldwater, 50,000 vested on February 20, 1998 with the remaining options vesting in equal monthly installments over four years from the date of the grant.

        Iwerks has entered into an employment agreement with Mr. Daniel Griesmer effective March 2, 1998 pursuant to which Mr. Griesmer shall serve as Senior Vice President - General Manager for an initial two year term (the "Initial Term"). Iwerks may extend the term of the agreement for an additional two year period (the "Additional Term") upon the same terms and conditions as during the Initial Term. Mr. Griesmer's base salary for the period ended June 30, 1998 was payable at an annual rate of $130,000. Commencing on March 2, 1999, Mr. Griesmer's base salary for each subsequent year during the Initial Term and the Additional Term shall be increased by an amount equal to 4% of the base salary prevailing during the prior year. Commencing in fiscal 1999, Mr. Griesmer is entitled to a performance based bonus, the amount of which will vary depending upon the performance of Iwerks as compared to the goals established by the Compensation Committee of the Board on an annual basis. Mr. Griesmer was granted options to purchase 75,000 shares of Common Stock upon commencement of his employment. Of the 75,000 options, 60,000 were priced at the closing sale price of the Common Stock on February 27, 1998 (the "Closing Price"), the trading day prior to the effective date of the employment agreement. The remaining 15,000 options are priced at 125% of the Closing Price. Of the options granted to Mr.

Griesmer, 18,750 vested on March 2, 1999 with the remaining options vesting in equal monthly installments over the following three years.

        Iwerks entered into agreements with Messrs. Goldwater, Griesmer, Corfino and Dahl that would protect each officer in the case of a termination without "cause," a "defacto termination" or a "change in control" of Iwerks, each as defined below. These agreements are intended to provide certain benefits to the officers upon the occurrence of any of these events. For "cause" is defined to mean (a) an act of fraud, embezzlement or similar conduct by the officer involving Iwerks, (b) any action by the officer involving the arrest of such officer for violation of any criminal statute constituting a felony or a misdemeanor involving moral turpitude if the Board reasonably determines that the continuation of the officer's employment after such event would have an adverse impact on the operations or reputation of Iwerks in the financial community, (c) gross misconduct or habitual negligence in the performance of the officer's duties, (d) an act constituting a breach of the officer's fiduciary duty to Iwerks under the Delaware General Corporation Law, as amended, or (e) a continuing, repeated and willful failure or refusal by the officer to perform his duties. A "defacto termination" is defined to include any of the following events: (a) Iwerks reduces the officer's base salary in an aggregate amount in excess of 10% from that paid in the prior fiscal year, except as part of a general reduction of compensation of executive officers, (b) Iwerks fails to cause the officer to remain an executive officer of Iwerks, (c) the officer was not afforded the authority, powers, responsibilities and privileges customarily accorded to an executive with his or her title or (d) Iwerks requires the officer's primary services to be rendered in an area other than Iwerks' principal offices in the greater Los Angeles metropolitan area. With respect to Messrs. Goldwater and Griesmer, a "change in control" is defined to mean (a) the acquisition by any individual, entity or group (within the meaning of the Exchange Act) of 25% or more of the combined voting power of the then outstanding voting securities of Iwerks entitled to vote in the election of directors, (b) liquidation, dissolution, reorganization, merger or consolidation of Iwerks, except where (i) more than 60% of the combined voting power of the then outstanding voting securities of the resulting corporation entitled to vote in the election of directors shall be owned by substantially all of the persons who were owners immediately prior to such event in substantially the same proportions as their respective ownership immediately prior to such event, (ii) no person owns 25% or more of the combined voting power of the resulting corporation or (iii) at least a majority of the members of the Board shall have been members of the Board at the time of the execution of the initial agreement providing for such event or (c) a change in the membership of the Board such that the directors sitting on the Board on the date of each respective agreement referred to herein cease to constitute at least a majority of the Board following the event. With respect to Messrs. Corfino and Dahl, a "change in control" is defined to mean (a) the acquisition by any individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Exchange Act) (a "Person") of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of more than 50% of the combined voting power of the then outstanding voting securities of Iwerks entitled to vote generally in the election of directors (the "Outstanding Voting Securities"); provided, however, that neither of the following acquisitions shall constitute a change in control: (i) any acquisition by Iwerks or (ii) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by Iwerks or any corporation controlled by Iwerks; (b) individuals who, as of the date of the agreement, constitute the Board (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board; provided, however, that any individual becoming a director subsequent to the date of the agreement whose election, or nomination for election by the stockholders of Iwerks, shall be approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board; (c) approval by the stockholders of Iwerks of a reorganization, merger or consolidation, in each case, unless, following such reorganization, merger or consolidation: (i) more than 60% of the combined voting power of the then outstanding voting securities of the corporation resulting from such reorganization, merger, or consolidation, which may be Iwerks (the "Resulting Corporation") entitled to vote generally in the election of directors (the "Resulting Corporation Voting Securities") shall then be owned beneficially, directly or indirectly, by all or substantially all of the Persons who were the beneficial owners of Outstanding Voting Securities immediately prior to such reorganization, merger or consolidation, in substantially the same proportions as their respective ownership of Outstanding Voting Securities immediately prior to such reorganization, merger, or consolidation; (ii) no Person (excluding Iwerks, any employee benefit plan (or related trust) of Iwerks, the Resulting Corporation, and any Person beneficially owning, immediately prior to such reorganization, merger or consolidation, directly or indirectly, 25% or more of the combined voting power of Outstanding Voting Securities) shall own beneficially, directly or indirectly 25% or more of the combined voting power of the Resulting Corporation Voting Securities and (iii) at least a majority of the members of the Board shall have been members of the Incumbent Board at the time of the execution of the initial agreement providing for such reorganization, merger or consolidation or (d) approval by the stockholders of Iwerks of (x) a complete liquidation or dissolution of Iwerks or (y) the sale or other disposition of all or substantially all of the assets of Iwerks, other than to a corporation (the "Buyer") with respect to which (i) following such sale or other disposition, more than 60% of the combined voting power of securities of Buyer entitled to vote generally in the election of directors ("Buyer Voting Securities"), shall be owned beneficially, directly or indirectly, by all or substantially all of the Persons who were the beneficial owners of the Outstanding Voting Securities immediately prior to such sale or other disposition, in substantially the same proportion as their respective ownership of Outstanding Voting Securities, immediately prior to such sale or other disposition; (ii) no Person (excluding Iwerks and any employee benefit plan (or related trust) of Iwerks or Buyer and any Person that shall immediately prior to such sale or other disposition own beneficially, directly or indirectly, 25% or more of the combined voting power of Outstanding Voting Securities), shall own beneficially, directly or indirectly, 25% or more of the combined voting power on Buyer Voting Securities and (iii) at least a majority of the members of the board of directors of Buyer shall have been members of the Incumbent Board at the time of the execution of the initial agreement or action of the Board providing for such sale or other disposition or assets of Iwerks.

In the event of a termination without cause or a defacto termination, (a) Mr. Goldwater will receive (i) a cash amount equal to the base salary which would have been payable to him over the remaining term of his employment agreement, but not less than 18 months (24 months if termination occurs during, or upon the expiration of, the initial term of Mr. Goldwater's employment agreement), as computed based on Mr. Goldwater's base salary at the date of notice of termination, (ii) a cash amount equal to the pro rated portion, based on time served, of the performance bonus (100% of the performance bonus if Iwerks achieved 100% of its scheduled performance goals in the fiscal year in which termination occurs) which would have been paid to him under Iwerks' performance bonus plan for the fiscal year in which the termination occurs if his employment had continued through the end of the fiscal year and Iwerks had achieved 100% of its scheduled performance goals, (iii) his automobile allowance, (iv) paid up COBRA benefits for himself and his family and (v) other applicable benefits under Iwerks' operative employee benefit and welfare plans then in effect; (b) Mr. Griesmer will receive (i) a cash amount equal to the base salary which would have been payable to him over the remaining term of his employment agreement, but not less than 15 months (18 months if termination occurs during, or upon the expiration of, the initial term of his employment agreement), as computed based on his base salary at the date of notice of termination, (ii) a cash amount equal to the pro rated portion, based on time served, of the performance bonus (100% of the performance bonus if Iwerks achieves 100% of its scheduled performance goals in the fiscal year in which termination occurs) which would have been paid to him under Iwerks' performance bonus plan for the fiscal year in which the termination occurs if his employment had continued through the end of the fiscal year and Iwerks had achieved 100% of its scheduled performance goals, (iii) his automobile allowance, (iv) paid up COBRA benefits for himself and his family and (v) other applicable benefits under Iwerks' operative employee benefit and welfare plans then in effect and (c) Messrs. Corfino and Dahl will receive (i) a cash amount equal to the base salary which would have been payable to them over the 12 months following the date of termination (18 months if termination occurred on or before July 1, 1999), computed at the annual rate in effect at the date of termination, (ii) a cash amount equal to the pro rated portion of the performance bonus (computed by reference to the actual number of days they are employed during the applicable fiscal year) which would have been paid to them under Iwerks performance bonus plan for the fiscal year in which the termination occurs (if any such plan is then in effect) if their employment had continued through the end of the fiscal year and Iwerks had achieved 100% of its scheduled performance goals and (iii) paid up COBRA benefits for them and their respective families for 12 months following termination (18 months if termination occurred on or before July 1, 1999). Each of the benefit packages described above shall be referred to herein as a "Separation Package." Additionally, all the stock options held by these officers which are not vested as of the date of termination (and in the case of Messrs. Goldwater and Griesmer, during the 12 month period following termination) shall become vested and immediately exercisable and shall remain exercisable for a period of (a) with respect to Messrs. Goldwater and Griesmer, three years following the date of termination and (b) with respect to Messrs. Corfino and Dahl, 12 months following the date of termination (18 months if termination occurred on or before July 1, 1999).

        In the event of a change in control, each of Messrs. Goldwater and Griesmer may terminate their respective employment commencing with the third month anniversary of the change in control and terminating on the six-month anniversary of the change in control and receive (a) in the case of Mr. Goldwater, (i) a cash amount equal to the base salary which would have been payable to him over the remaining term of his employment agreement, but not less than 24 months, as computed based on Mr. Goldwater's base salary at the date of notice of termination, (ii) a cash amount equal to the pro rated portion, based on time served, of the performance bonus which would have been paid to him under Iwerks' performance bonus plan for the fiscal year in which the termination occurs, if his employment had continued through the end of the fiscal year and Iwerks had achieved 100% of its scheduled performance goals, (iii) his automobile allowance, (iv) paid up COBRA benefits for himself and his family and
(v) other applicable benefits under Iwerks' operative employee benefit and welfare plans then in effect for the remaining term of his employment agreement, but not less than 24 months, and (b) in the case of Mr. Griesmer, (i) a cash amount equal to the base salary which would have been payable to him over the remaining term of his employment agreement, but not less than 18 months, as computed based on his base salary at the date of notice of termination, (ii) a cash amount equal to the pro rated portion, based on time served, of the performance bonus which would have been paid to him under Iwerks' performance bonus plan for the fiscal year in which the termination occurs, if employment had continued through the end of the fiscal year and Iwerks had achieved 100% of its scheduled performance goals, (iii) his automobile allowance, (iv) paid up COBRA benefits for himself and his family and (v) other applicable benefits under Iwerks' operative employee benefit and welfare plans then in effect for the remaining term of his employment agreement, but not less than 18 months. In addition, upon the occurrence of a change in control, all options then held by Messrs. Goldwater or Griesmer, as applicable, which are not yet vested shall vest as of the date of a change in control and shall become immediately exercisable and remain exercisable for a three-year period following the change in control.

        In the event of a change in control, Messrs. Corfino and Dahl may terminate their respective employment with Iwerks effective 30 days after the giving of notice at any time commencing with the sixth month anniversary of the change in control and terminating on the one-year anniversary of the change in control and receive their respective Separation Package. Also, if Iwerks terminates either officer's employment for any reason at any time within the one-year period following the date of a change in control, then such officer shall receive his Separation Package. In addition to the Separation Package and without regard to whether the officer's employment is terminated following a change in control, upon the occurrence of a change in control, all options then held by such officer which are not yet vested shall vest as of the date of a change in control and shall become immediately exercisable. These options shall remain exercisable for 12 months following the date of the change in control.

        Effective February 5, 1999, Mr. Hinckley's employment with Iwerks terminated. Pursuant to Mr. Hinckley's second amended and restated separation agreement with the Company, Mr. Hinckley has received $200,000. Mr. Hinckley also received paid up COBRA benefits for himself and his family for the 3 months following the date of termination. Finally, all options held by Mr. Hinckley on the date of termination shall become vested and immediately exercisable and shall remain exercisable for a period of 15 months following the date of termination, at which time, to the extent unexercised, they shall terminate.

        Effective August 27, 1999, Mr. Shishido's employment with Iwerks terminated. Pursuant to Mr. Shishido's separation agreement with Iwerks, Mr. Shishido has received $1,058.46. For the six month period following Mr. Shishido's termination of employment with the Company, Mr. Shishido shall receive additional payments of $6,400 every two weeks, a monthly auto allowance of $1,000 and paid up COBRA benefits for himself and his family. Finally, all options held by Mr. Shishido on the date of termination were terminated.

        Effective September 8, 1999, Iwerks sold for $250,000 to family trusts established by Messrs. Peter Guber and Paul Schaeffer (the "Trusts"), warrants to purchase approximately 10% of its outstanding Common Stock at exercise prices ranging from $1.43 per share to $3.00 per share (the closing sale price of the Common Stock on the date of sale was $0.8125). The warrants may not be exercised until September 8, 2001 unless (a) the closing price of Common Stock on its trading market is at least $4.00 per share on each of the ten consecutive trading days prior to the date that notice of exercise is given, or (b) a change of control of Iwerks occurs. Thereafter, the warrants may be exercised at any time until September 7, 2004. Iwerks has the right to redeem the unexercised portion of the warrants at any time after September 8, 2001 for the ratable portion of the warrant purchase price if the closing price of the Common Stock on its trading market is more than $10.00 per share on each of the 30 consecutive trading days prior to the date that notice of redemption is given.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        IWERKS ENTERTAINMENT, INC.

                                         /S/ Charles Goldwater
                                        ---------------------------------------
                                        By:    Charles Goldwater
                                        Title: Chief Executive Officer,
                                               President and Director

                                        Date:  October 27, 1999


       Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

      SIGNATURE                          DATE                           TITLE
/S/ Charles Goldwater
----------------------------       October 27, 1999    Chief Executive Officer, President
Charles Goldwater                                      and Director (Principal Executive
                                                       Officer)
/S/ Jeffrey M. Dahl
----------------------------       October 27, 1999    Senior Vice President, Chief
Jeffrey M. Dahl                                        Financial Officer and Secretary
                                                       (Principal Finance Officer)
/S/ Bruce E. Palmore
----------------------------       October 27, 1999    Vice President/Controller (Principal
Bruce E. Palmore                                       Accounting Officer)

/S/ Peter Guber
----------------------------       October 27, 1999    Chairman of the Board and Director
Peter Guber

/S/ Paul Schaeffer
----------------------------       October 27, 1999    Vice Chairman of the Board and
Paul Schaeffer                                         Director

/S/ Bruce Beda
----------------------------       October 27, 1999    Director
Bruce Beda

/S/ Peter Hanelt
----------------------------       October 27, 1999    Director
Peter Hanelt

/S/ Donald W. Iwerks
----------------------------       October 27, 1999    Director
Donald W. Iwerks


----------------------------       October 27, 1999    Director
Gary J. Matus

/S/ Dag Tellefsen
----------------------------       October 27, 1999    Director
Dag Tellefsen