Form 10-Q
period 1999-09-30
IWERKS ENTERTAINMENT INC
filed 1999-11-15
CIK 830404

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d)of the Securities Exchange
    Act of 1934. For the quarterly period ended: September 30, 1999

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d)of the Securities Exchange
    Act of 1934.

                         Commission file number 0-22558

                           IWERKS ENTERTAINMENT, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                       95-4439361
-------------------------------          ---------------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______.

The number of shares outstanding of the registrant's Common Stock, $0.001 par value, at November 12, 1999 was 12,390,581 shares

                           IWERKS ENTERTAINMENT, INC.

                                     INDEX


PART I.   FINANCIAL INFORMATION                                      Page Number

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets as of
           September 30, 1999 and June 30, 1999                              3-4

          Condensed Consolidated Statements of Operations
           for the Three Months ended September 30, 1999 and
           1998                                                                5

          Condensed Consolidated Statements of Cash Flows
           for the Three Months ended September 30, 1999 and
           1998                                                                6

          Notes to the Condensed Consolidated Financial
           Statements                                                        7-8

Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              9-16

PART II   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                    17

          Signatures                                                          18

                           IWERKS ENTERTAINMENT, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (IN THOUSANDS)
                                     September 30,                    June 30,
                                          1999                          1999
                                       (Unaudited)                    (Audited)
                                     --------------                   ----------
Current Assets:

 Cash and Cash Equivalents (Note 2)     $   3,425                     $   4,217

 Short-term investments                         -                         2,500

 Accounts receivable, net of
  allowance for doubtful accounts           4,182                         5,619

 Costs and estimated earnings in
  excess of billings on uncompleted
  contracts                                 2,598                         1,495

 Assets held for sale, current              1,655                             -

 Inventories and other current assets       6,251                         5,555

  Total current assets                  ---------                     ----------
                                        $  18,111                     $  19,386

 Portable simulation theatres at cost,
  net of accumulated depreciation             -                           2,783

 Property and equipment at cost, net of
  accumulated depreciation                 5,612                          5,626

 Film inventory at cost, net of
  accumulated amortization                 4,939                          4,861

 Goodwill, net of accumulated
  amortization                            13,959                         14,115

 Investments in joint ventures and other
  assets                                   3,829                          3,997

 Assets held for sale, net of current
  portion                                    967                               -

  Total Assets                          ---------                     ----------
                                        $ 47,417                      $  50,768
                                        =========                     ==========

                             See accompanying notes.

                           IWERKS ENTERTAINMENT, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                     September 30,                    June 30,
                                          1999                          1999
                                       (Unaudited)                    (Audited)
                                     --------------                   ----------
Current Liabilities:

 Accounts Payable                       $    2,335                    $   3,244

 Accrued liabilities                         6,165                        6,115

 Notes payable, current portion                747                          737

 Billings in excess of costs and
  estimated earnings on uncompleted
  contracts                                  6,079                        7,008

 Deferred revenue                               77                           10

 Capital lease obligations, current
  portion                                      892                          792

 Total current liabilities              ----------                    ----------
                                            16,295                       17,906

 Notes payable, net of current portion         668                          797

 Capital lease obligations, net of
  current portion                              -                            290

 Stockholders' equity:

 Preferred stock, $0.001 par value,
  1,000,000 authorized, none issued and
  outstanding                                  -                              -

 Common stock, $0.001 par value,
  50,000,000 shares authorized;
  12,390,581 and 12,389,498
  issued and outstanding                      57                             57

 Additional paid-in capital               78,084                         78,084

 Treasury Stock, 320,600 shares at cost     (341)                          (341)

 Common stock warrants                       250                              -

 Accumulative deficit                    (47,596)                       (46,025)
                                        ---------                     ----------
 Total stockholders' equity               30,454                         31,775

 Total liabilities and stockholders'
  equity                                --------                      ----------
                                        $ 47,417                      $  50,768
                                        ========                      ==========

                             See accompanying notes.

                           IWERKS ENTERTAINMENT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)
                                                  Three Months Ended
                                                      September 30,
                                        ----------------------------------------
                                            1999                         1998
 Revenue
                                        $  7,609                      $   7,373

 Cost of sales                             6,365                          5,378

 Gross profit                           ---------                     ----------
                                           1,244                          1,995

 Selling, General and Administrative
  expenses                                 2,775                          3,050
                                        ---------                     ----------

 Loss from operations                     (1,531)                        (1,055)

 Interest income                              58                            111

 Interest expense                            (98)                           (46)

 Net loss                               ---------                     ----------
                                        $ (1,571)                     $    (990)
                                        =========                     ==========
 Net loss per common share-basic
  and diluted                           $  (0.13)                     $   (0.08)
                                        =========                     ==========
 Weighted average shares outstanding-
  basic and diluted                       12,070                         12,346
                                        =========                     ==========

                            See accompanying notes.

                           IWERKS ENTERTAINMENT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)
                                               For the Three Months Ended
                                                      September 30,
                                        ----------------------------------------
                                            1999                         1998
 OPERATING ACTIVITIES
 Net loss                               $ (1,571)                     $    (990)
 Depreciation and amortization               855                          1,096
 Changes in operating assets and
  liabilities                             (2,083)                           113
  Net cash (used in) provided by        ---------                     ----------
   operating activities                   (2,799)                           219

 INVESTING ACTIVITIES
 Investments in joint ventures                -                            (321)
 Purchases of property, plant and
  equipment                                 (157)                          (382)
 Additions to film inventory                (261)                          (572)
 Investments in debt securities            2,500                            (78)
  Net cash provided by (used in)        ---------                     ----------
   investing activities                    2,082                         (1,353)

 FINANCING ACTIVITIES
 Restricted cash                            (780)                          (542)
 Principal payments on long-term debt       (119)                             -
 Payments on capital leases                 (190)                          (197)
 Proceeds from issuance of common stock
  warrants                                   250                              -
 Net proceeds on exercise of stock option     -                               4
 Other                                       (16)                            92
                                        ---------                     ----------
  Net cash used in financing activities     (855)                          (643)
                                        ---------                     ----------
 Net decrease  in cash and cash
  equivalents                             (1,572)                        (1,777)

 Cash and cash equivalents at beginning
  of period                                4,217                          7,542
                                        ---------                     ----------
 Cash and cash equivalents at end of
  period, net of restricted cash        $  2,645                       $  5,765
                                        =========                     ==========
 Supplemental disclosures
 Interest paid during the period        $     72                       $     48
                                        =========                     ==========
 Income taxes paid during the period    $     10                       $     11
                                        =========                     ==========

                             See accompanying notes.

                           IWERKS ENTERTAINMENT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1. INTRODUCTION

     The accompanying condensed consolidated financial statements of Iwerks Entertainment, Inc. (the "Company") have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of September 30, 1999 and the results of its operations for the three months ended September 30, 1999 and 1998 and the cash flows for the three months ended September 30, 1999 and 1998 have been included. The results of operations for interim periods are not necessarily indicative of the results which may be realized for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's latest Annual Report on Form 10-K as filed with the SEC.


NOTE 2.     RESTRICTED CASH

      Included in the September 30, 1999 cash and cash equivalents balance is $780,000 of cash received from one customer which is restricted as to its use.
     This restriction will remain in effect until the Company reaches a certain milestone related to the completion of the project. The milestone is expected to be reached by the first quarter of fiscal 2001 at which time this cash will become available.


NOTE 3.     ASSETS HELD FOR SALE

     On September 30, 1999 the Company decided to sell the assets relating to the Touring Division. These assets are described as the portable motion theatres and are reflected at cost, net of accumulated depreciation which is less than management's estimate of their net realizable value.

NOTE 4.     ISSUANCE OF WARRANTS

     On September 9, 1999 the Company appointed two new outside members to its Board of Directors bringing the number of outside Directors to eight. Peter Guber, co-founder of Mandalay Entertainment Group was appointed Chairman of the Board of Directors and Paul Schaeffer, co-founder of Mandalay Entertainment Group was appointed Vice Chairman of the Board of Directors. The two new members received warrants to purchase an aggregate 1,550,000 shares of Iwerks common stock. The warrants were issued in four tranches of equal amounts ranging in a per share price of $1.43 to $3.00. Certain restrictions apply to the exercise of these warrants which have a life of five years.

NOTE 5.     DEPRECIATION AND AMORTIZATION

     Depreciation expense and amortization expense for goodwill and other is computed using the straight line method over the estimated useful lives of the assets. Film costs are amortized using the individual film forecast method.

                                                  Three Months Ended
                                                      September 30,
                                        ----------------------------------------
                                            1999                         1998
     Depreciation on fixed assets       $190,000                     $  241,000
     Depreciation on touring equipment   160,000                        160,000
     Amortization of film                183,000                        442,000
     Amortization of goodwill and other  322,000                        253,000
                                        --------                       --------

          Total depreciation and
           amortization                 $855,000                     $1,096,000
                                        ========                     ==========

Depreciation and amortization included in cost of sales was $346,000 and $609,000 for the quarters ended September 30, 1999 and 1998, respectively.

NOTE 6.     NET LOSS PER COMMON SHARE

     For the three months ended September 30, 1999 and 1998, the basic and diluted per share data is based on the weighted average number of common shares outstanding during the period. Common equivalent shares, consisting of outstanding stock options and warrants, are not included in the diluted loss per share calculation since they are antidilutive.

NOTE 7.      INCOME TAXES

     At June 30, 1999, the Company had available federal and state tax net operating loss carryforwards of approximately $31,200,000 and $14,800,000, respectively. The federal and state net operating loss carryforwards expire, in varying amounts, through 2018. As a result of these net operating loss carryforwards and current period losses, the Company's effective tax rate was negligible and consequently no income tax provision or benefit was recorded in the periods presented.

NOTE 8.     LITIGATION

     The proceedings to which the Company is a defendant consist of ordinary routine litigation in the course of business. In the opinion of management, and, based in part upon the advice of outside counsel, resolution of these matters will not have a material adverse impact on the Company's consolidated financial position or results of operations.

                           IWERKS ENTERTAINMENT, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

      This Report contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act. The words "expect", "estimate", "anticipate", "predict", "believe" and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of Iwerks, its directors or officers with respect to, among other things (a) trends affecting the financial condition or results of operations of Iwerks and (b) the business and growth strategies of Iwerks. The stockholders of Iwerks are cautioned not to put undue reliance on such forward looking statements. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in this Report, for the reasons, among others, discussed in the Sections "Management's Discussion and Analysis of Financial Condition and Results of Operations", and "Future Operating Results". Iwerks undertakes no obligation to publicly revise these forward looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Annual Report on form 10-K filed by the Company on September 28, 1999, the Quarterly Reports on Form 10-Q to be filed by the Company in calendar years 1999 and 2000 and any Current Reports on Form 8-K filed by the Company.

RESULTS OF OPERATIONS

HARDWARE SALES AND SERVICE

     Revenues on sales of theatre systems are recognized on the percentage-of-completion method over the life of the contract. The gross margin for each contract varies based upon pricing strategies, competitive conditions and product mix.

OWNED AND OPERATED

     Revenues from owned and operated (O&O) consist of portable ride simulation theatre revenues (touring) derived primarily from corporate sponsorship or ticket sales at state fairs, air shows, and similar events, as well as revenues derived from fixed site joint venture revenues which includes Iwerks' contractual share of the sites' revenues or profits as applicable. Admission revenues from the portable ride simulation theatres are subject to variability due to the seasonal nature of these events and are higher during the summer months. Sponsorship revenues for the portable theatres are recognized ratably over the term of the contract. The Company has made the determination to shut down the touring division and sell the relating assets in an effort to concentrate on its core business.

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

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998.

     For the three months ended September 30, 1999 the Company recorded revenues of $7,609,000 compared to $7,373,000 for the same period last year. For the three months ended September 30, 1999, the Company recorded a net loss of $1,571,000 or $.13 per share compared to a net loss of $990,000 or $.08 per share for the same period last year.

REVENUES

     Revenue for the fiscal period ended September 30, 1999 increased $0.2 million or 3% from the fiscal period ended September 30, 1998.

     The following table presents summary information regarding revenues (amounts in thousands):

                                                  Three Months Ended
                                                      September 30,
                                        ----------------------------------------
                                            1999                         1998
     Hardware Sales & Service           $  4,760                     $    3,258
     Owned and Operated                    1,105                          2,193
     Film Licensing                          927                            713
     Film Production and Other               817                            209
                                        --------                     -----------

          Total                         $  7,609                     $    7,373
                                        ========                     ===========

Hardware sales and service increased by $1.5 million or 46% from the prior fiscal year. With the exception of North America, all geographic regions contributed to the increase in hardware sales. During the first quarter of fiscal year 2000, the Asia-Pacific region increased by approximately $1.0 million, Europe and the Middle East increased by $1.3 million while North America hardware sales decreased by approximately $1.2 million. Revenue generated from Customer Service was $164,000 greater in fiscal 2000 than in fiscal 1999.

     Owned and Operated revenue decreased by approximately $1.1 million as compared to the same period last year, primarily due to declining sales in the touring division. The Company has made the determination to shut down the touring division and sell the relating assets in an effort to concentrate on its core business. Revenues generated from the touring division were approximately $745,000 during the quarter ended September 30, 1999 compared to $1,774,000 during the quarter ended September 30, 1998.

     Film Licensing revenues for the quarter ended September 30, 1999 decreased by approximately $786,000 or 46% compared to the same period last year. These results were due to the number of multi-year agreements signed during the first quarter of fiscal 1999. There were no such deals during the first quarter of fiscal 2000.

     Film Production and other revenue increased by approximately $608,000. This was primarily due to the Company securing one major film production deal and concluding another during the quarter ended September 30, 1999 compared to none during the quarter ended September 30, 1998.

COST OF SALES

     Cost of sales primarily includes costs of theatre systems sold, expenses associated with operating portable ride simulation theatres, and costs associated with film production and licensing fees. The cost of theatre systems include the cost of components, customization, engineering, project management, assembly, system integration and installation. Also included in cost of sales are royalties payable to a former joint venture partner and estimated warranty expenses. The costs associated with film license fees primarily reflect amortization of film production costs over the lives of certain films and royalties paid to third parties. The cost of sales associated with operating portable ride simulation theatres include costs for personnel, event fees, fuel, insurance and maintenance.

     Cost of sales as a percentage of sales was 82% for the fiscal period ended September 30, 1999 as compared to 73% for the fiscal period ended September 30, 1998. The primary reason for the increase in cost of sales in the first quarter ended September 30, 1999 compared with the comparable period in 1998, as a percentage of sales, was primarily due to a significant decline in revenues attributable to the touring operations, while costs, mostly fixed (such as depreciation, lease and insurance), remained relatively stable. The Company believes that shutting down the touring operation and selling the related assets will improve the overall cost of sales as a percentage of sales in future results. Additionally, an increase in film production revenues, which typically have higher cost of sales, adversely affected the overall cost of sales percentage.

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

     Selling, general and administrative expenses were approximately $2.8 million and $3.0 million, for the quarters ended September 30, 1999 and 1998, respectively. This decrease was primarily due to a reduction in bad debt expense from the prior year's quarter due to the resurgence of the Asian economy along with a reduction in research and development costs.

INTEREST INCOME & EXPENSE

     Interest income for the quarters ended September 30, 1999 and 1998 was approximately $58,000 and $111,000, respectively. The decrease from 1999 to 2000 resulted primarily from a reduction in the invested cash balances during the first quarter of the new fiscal year.

     Interest expense for the quarters ended September 30, 1999 and 1998 was approximately $98,000 and $46,000, respectively. The increase was due to a new note payable which was recorded in the quarter ended June 30, 1999.

NET LOSS

     The Company recorded a net loss of approximately $1.5 million in the quarter ended September 30, 1999, compared to a net loss of approximately $1.0 million in the quarter ended September 30, 1998 due to the reasons mentioned above.

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

STATUS OF PROGRESS IN BECOMING YEAR 2000 COMPLIANT.

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

COSTS

     The Company will utilize both internal and external resources to replace, test, and implement the software and certain hardware for Year 2000 modifications. The total cost of the Year 2000 project is estimated at $600,000 and will be funded through operating cash flows or leasing of hardware and software. To date, the Company has incurred approximately $570,000 related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $30,000 is attributable to remaining consulting time, which will be capitalized.

RISKS

     Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. Disruptions in the economy generally resulting from Year 2000 issues could adversely affect the Company. The Company could be subject to litigation for computer systems product failure, for example, equipment shutdown or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

     Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third parties and the inter-connection of national and international businesses, the Company cannot ensure that it will be able to timely and cost-effectively resolve problems associated with the Year 2000 issue which may affect its business operations, or expose it to third party liability.

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

     The Company and its principal competitor in the giant screen market, Imax Corporation, are aggressively competing, particularly in the United States market, for new 15 perforation, 70 millimeter format (15/70) theatre installations. The Company primarily competes in this market based upon the price and terms of its projection technology. Imax, the dominant competitor in the market, competes primarily on the basis of its brand identity and its larger base of installed theatres. These factors, and Imax's access to greater financial and other resources, are expected to continue to place the Company at a competitive disadvantage in this market and could have a negative impact on the Company's gross margins in this market. However, the Company believes there is potential and is pursuing the 8 perforation, 70 millimeter (8/70) format theatre market in addition to its 15/70 sales efforts. Imax does not offer an 8/70 product.

     In addition to competition in the giant screen market, the Company faces competition in the simulation industry from Showscan Entertainment and a large number of other competitors. The Company competes in this market based upon the breadth of its product offerings and the size and quality of its film library. Few of its competitors in this market have sufficient financial resources to effectively compete with the Company based on these criteria. The Company's competitive position in this market segment could be materially affected if any of its existing competitors or a new entrant were to assemble the financial, technical and creative resources required to effectively compete with the Company's range of product offerings and film library.

     The Company recognizes these competitive issues and is in the process of creating new products, such as developing a 3D/4D FX TM speciality attraction system which include multiple sensory effects and the development of a new generation of smaller ride simulation configurations that can accommodate the potential opportunity in the mass retail environment and movie theatres. The Company has already made one sale of its new 3D/4D FX TM theatre system in China which will open in the third quarter of fiscal 2000. There can be no assurance that these new products will be developed, and if developed, that the Company will have the financial resources to appropriately market them to its full advantage or that they will be commercially accepted.

     Revenues from the Company's owned and operated attractions (primarily portable simulation theatres) have been declining since the first quarter of fiscal 1998 when the Company lost its principal sponsorship contract. Because this segment of the Company's business has a significant level of fixed costs regardless of fluctuations in revenues, the Company's gross margins are expected to continue to be adversely impacted unless it is able to secure alternate sources of revenue or disposes of all or a portion of this business segment or otherwise eliminates a portion of the fixed costs associated with its operation. The Company is aggressively pursuing the sale of these portable simulators.

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

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used by operating activities for the three months ended September 30, 1999 was approximately $2.8 million. This was primarily attributable to the net loss of approximately $1.6 million along with negative changes in operating assets and liabilities of approximately $2.1 million partially offset by non-cash charges of approximately $0.9 million for depreciation and amortization. Investing activities for the three months ended September 30, 1999 consisted primarily of maturities of debt securities partially offset by investments in film inventory and purchases of property and equipment. Cash used in financing activities consisted primarily of payments on capital leases, notes payable and restricted cash.

     At September 30, 1999, the Company had cash and cash equivalents of approximately $3.4 million of which $0.8 was restricted from use by the Company due to it being held as collateral for a standby letter of credit on a hardware project.

     Because of the reduction in the Company's cash balances over the last six months, and contractual restrictions on the use of some of its cash balances (which become available in the first quarter of fiscal 2001), the Company's ability to continue operations at current levels through the remainder of fiscal 2000 is dependent upon achieving its current cash flow projections. The Company's ability to meet its cash flow projections is dependent upon its sales forecast for those periods.

     If the Company is unable to achieve its projected cash flow from operations, the Company may experience significantly reduced cash and short-term investments, which could result in the Company not being able to meet its operating needs. The Company has made the determination to sell its touring units which would genterate cash. While the Company is actively seeking buyers for these assets, there can be no assurance that any of these assets will be sold. The Company is also aggressively seeking additional debt or equity financing. However, recent operating losses, the Company's declining cash balances, the Company's historical stock performance, and a general decrease in investor interest in the Company's industry, may make it difficult for the Company to attract equity investments on terms that are deemed to be favorable to the Company.

     In addition, the losses in fiscal 1998, fiscal 1999 and the first three months of fiscal 2000 make it more difficult for the Company to attract significant debt financing. In the event that cash flow from operations is less than that anticipated and the Company is unable to raise additional debt or equity financing, in order to preserve cash, the Company would be required to reduce expenditures for capital projects (including new films) and research and development, or effect further reductions in its corporate infrastructure (a number of which we have already implemented), any of which could have a material adverse affect on the Company's future operations. At September 30, 1999 the Company was committed to approximately $800,000 of capital expenditures to be made during the remainder of fiscal 2000.

PART II   OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K.

          a.   EXHIBITS:

              i)    Exhibit 27.1  Financial Data Schedule

          b. REPORTS ON FORM 8-K FILED DURING THE QUARTER ENDED SEPTEMBER 30, 1999:

              i) A form 8-K was filed on July 23, 1999 regarding an amendment to the right agreement.

              ii) A form 8-K was filed on September 23, 1999 regarding the appointment of Peter Guber as Chairman of the Board of Directors and Paul Schaeffer as Vice Chairman of the Board of Directors.

                                   SIGNATURES



Pursuant to the requirements of Sections 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Burbank, State of California on the 12th day of November, 1999.



                           IWERKS ENTERTAINMENT, INC.
                                  (Registrant)



                       By:  /S/ JEFFREY M. DAHL
                            -----------------------------------
                              Senior Vice President
                             Chief Financial Officer
                           (Principal Finance Officer)



                       By:  /S/ BRUCE E. PALMORE
                            -----------------------------------
                           Vice President / Controller
                         (Principal Accounting Officer)


Date: November 12, 1999