Form 10-Q
period 2000-02-11
IWERKS ENTERTAINMENT INC
filed 2000-02-14
CIK 830404

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934. For the quarterly period ended: December 31, 1999

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934.


                         Commission file number 0-22558

                           IWERKS ENTERTAINMENT, INC.
             (Exact name of registrant as specified in its charter)


          Delaware                                         95-4439361
          --------                                         ----------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                       Identification Number

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

The number of shares outstanding of the registrant's Common Stock, $0.001 par value, at February 11, 2000 was 3,541,001 shares.

                           IWERKS ENTERTAINMENT, INC.

                                     INDEX

PART I. FINANCIAL INFORMATION                                              Page
                                                                          Number

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets as of December 31, 1999      3-4
                and June 30, 1999

        Condensed Consolidated Statements of Operations for the Three
                and Six Months ended December 31, 1999 and 1998             5

        Condensed Consolidated Statements of Cash Flows for the Six
                Months ended December 31, 1999 and 1998                     6

        Notes to the Condensed Consolidated Financial Statements           7-9

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                         10-18

PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                   19

Signatures                                                                 20

                                         IWERKS ENTERTAINMENT, INC.
                                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                                 ASSETS
                                             (IN THOUSANDS)


                                                               December 31,          June 30,
                                                                   1999                1999
                                                               (Unaudited)           (Audited)
                                                               ------------         -----------

Current Assets:                                                $     1,746          $     4,217

     Cash and cash equivalents (Note 2)                                 --                2,500

     Short-term investments                                          4,843                5,619

     Accounts receivable, net of allowance for doubtful
          accounts Costs and estimated earnings in excess
         of billings on uncompleted contracts                        2,216                1,495

     Assets held for sale, current                                   1,655                   --

     Inventories and other current assets                            5,358                5,555
                                                               ------------         -----------
          Total current assets                                      15,818               19,386


Portable simulation theatres at cost, net of
     accumulated depreciation                                           --                2,783

Property and equipment at cost, net of
     accumulated depreciation                                        5,832                5,626

Film inventory at cost, net of accumulated
     amortization                                                    4,736                4,861

Goodwill, net of accumulated amortization                           13,803               14,115

Investments in joint ventures and other assets                       4,341                3,997

Assets held for sale, net of current portion                           967                   --
                                                               ------------         -----------
          Total Assets                                         $    45,497          $    50,768
                                                               ============         ===========



                                         See accompanying notes.

                                         IWERKS ENTERTAINMENT, INC.
                                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                    LIABILITIES AND STOCKHOLDERS' EQUITY
                                    (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                               December 31,          June 30,
                                                                   1999                1999
                                                               (Unaudited)           (Audited)
                                                               ------------         -----------

Current Liabilities:

     Accounts payable                                          $     4,508                3,244

     Accrued liabilities                                             5,997                6,115

     Notes payable, current portion                                    706                  737

     Billings in excess of costs and estimated earnings
          on uncompleted contracts                                   4,305                7,008

     Deferred revenue                                                   65                   10

     Capital lease obligations, current portion                        696                  792
                                                               ------------         -----------
          Total current liabilities                                 16,277               17,906


     Notes payable, net of current portion                             648                  797

     Capital lease obligations, net of current portion                  --                  290

Stockholders' equity:

     Preferred stock, $0.001 par value, 1,000,000
          authorized, none issued and outstanding                       --                   --

     Common stock, $0.001 par value, 50,000,000 shares
          authorized; 3,540,437 and 3,539,856 issued and
          outstanding                                                   57                   57

     Additional paid-in capital                                     78,084               78,084

     Treasury Stock, 91,600 shares at cost                            (341)                (341)

     Common stock warrants                                             250                   --

     Accumulated deficit                                           (49,478)             (46,025)
                                                               ------------         -----------
          Total stockholders' equity                                28,572               31,775
                                                               ------------         -----------
          Total liabilities and stockholders' equity           $    45,497          $    50,768
                                                               ============         ===========



                                         See accompanying notes.

                                         IWERKS ENTERTAINMENT, INC.
                               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                (UNAUDITED)


                                                          Three Months Ended        Six Months Ended
                                                              December 31              December 31
                                                          ------------------        ------------------
                                                         1999         1998         1999         1998

Revenue                                               $   9,159    $   8,649    $  16,768    $  16,022

Cost of sales                                             7,903        6,146       14,268       11,524
                                                      ----------   ----------   ----------   ----------
Gross profit                                              1,256        2,503        2,500        4,498

Selling, General and Administrative expenses              3,176        3,388        5,951        6,438
                                                      ----------   ----------   ----------   ----------

Loss from operations                                     (1,920)        (885)      (3,451)      (1,940)

Interest income                                              91          105          149          216

Interest expense                                            (54)         (41)        (152)         (87)
                                                      ----------   ----------   ----------   ----------
Net loss                                              $  (1,883)   $    (821)   $  (3,454)   $   1,811)
                                                      ==========   ==========   ==========   ==========
Net loss per common share-basic and diluted           $   (0.55)   $   (0.23)   $   (1.00)   $   (0.51)
                                                      ==========   ==========   ==========   ==========
Weighted average shares outstanding-basic and
     diluted                                              3,449        3,547        3,448        3,530
                                                      ==========   ==========   ==========   ==========



                                          See accompanying notes.

                                         IWERKS ENTERTAINMENT, INC.
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (IN THOUSANDS)
                                                (UNAUDITED)


                                                                    For the six months ended
                                                                           December 31,
                                                               --------------------------------
                                                                   1999                 1998
                                                               ------------         -----------
OPERATING ACTIVITIES
 Net loss                                                      $    (3,454)         $   (1,811)
 Depreciation and amortization                                       1,728               2,136
 Changes in operating assets and liabilities                        (1,673)              1,627
                                                               ------------         -----------
      Net cash (used in) provided by operating activities           (3,399)              1,952

INVESTING ACTIVITIES
 Investments in joint ventures                                          --                (701)
 Purchases of property, plant and equipment                           (575)             (1,107)
 Additions to film inventory                                          (430)               (982)
 Proceed from sales of debt securities                               2,500               2,922
                                                               ------------         -----------
      Net cash provided by investing activities                      1,495                132

FINANCING ACTIVITIES
 Restricted cash                                                      (780)                 --
 Principal payments on long-term debt                                 (180)                 --
 Payments on capital leases                                           (385)               (391)
 Proceeds from issuance of common stock warrants                       250                  --
 Deferred financing fees                                              (252)                 --
 Net proceeds on exercise of stock options                              --                  88
                                                               ------------         -----------
      Net cash used in financing activities                         (1,347)               (303)
                                                               ------------         -----------

 Net (decrease) increase in cash and cash equivalents               (3,251)              1,781

 Cash and cash equivalents at beginning of period                    4,217               7,542
                                                               ------------         -----------
 Cash and cash equivalents at end of period, net of restricted
      cash                                                     $       966          $    9,323
                                                               ============         ===========

 Supplemental disclosures
  Interest paid during the period                              $       127          $       90
                                                               ============         ===========
  Income taxes paid during the period                          $        10          $       13
                                                               ============         ===========



                                         See accompanying notes.

                           IWERKS ENTERTAINMENT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1  - INTRODUCTION

     The accompanying condensed consolidated financial statements of Iwerks Entertainment, Inc. (the "Company") have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of December 31, 1999 and the results of its operations for the three and six months ended December 31, 1999 and 1998 and the cash flows for the six months ended December 31, 1999 and 1998 have been included. The results of operations for interim periods are not necessarily indicative of the results which may be realized for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's latest Annual Report on Form 10-K as filed with the SEC.

NOTE 2 - RESTRICTED CASH

     Included in the December 31, 1999 cash and cash equivalents balance is $780,000 of cash received from one customer which is restricted as to its use. This restriction will remain in effect until the Company reaches a certain milestone related to the completion of the project. The milestone is expected to be reached by the first quarter of fiscal 2001 at which time this cash will become available for Company use.

NOTE 3 - ASSETS HELD FOR SALE

     On September 30, 1999 the Company decided to sell the assets relating to the Touring Division. These assets are described as the portable motion theatres and are reflected at cost, net of accumulated depreciation which is less than management's estimate of their net realizable value.

NOTE 4 - ISSUANCE OF WARRANTS

     On September 9, 1999 the Company appointed two new outside members to its Board of Directors bringing the number of outside Directors to eight. Peter Guber, co-founder of Mandalay Entertainment Group was appointed Chairman of the Board of Directors and Paul Schaeffer, co-founder of Mandalay entertainment Group was appointed Vice Chairman of the Board of Directors. The two new members purchased warrants to purchase an aggregate 442,857 shares of Iwerks common stock. The warrants were issued in four tranches of equal amounts ranging in a per share price of $5.01 to $10.50.

All shares and per share prices have been retroactively restated to reflect the reverse stock split approved by the Company's stockholders in January, 2000 (see note 6). Certain restrictions apply to the exercise of these warrants which have a life of five years.

NOTE 5 - DEPRECIATION AND AMORTIZATION

     Depreciation expense and amortization expense for goodwill and other is computed using the straight line method over the estimated useful lives of the assets. Film costs are amortized using the individual film forecast method.

                                                         Three Months Ended         Six Months Ended
                                                             December 31              December 31
                                                        ------------------         ------------------
                                                        1999          1998         1999         1998
                                                     -----------  -----------  -----------   ----------
Depreciation on fixed assets                         $  322,000   $  416,000   $  649,000   $  728,000
Depreciation on touring equipment                            --      160,000      161,000      320,000
Amortization of film                                    373,000      284,000      556,000      726,000
Amortization of goodwill and other                      181,000      181,000      362,000      362,000
                                                     -----------  -----------  -----------   ----------
Total depreciation and amortization                    $876,000   $1,041,000   $1,728,000   $2,136,000
                                                     ===========  ===========  ===========  ===========


Depreciation and amortization included in cost of sales was $377,000 and $451,000 for the three months ended December 31, 1999 and 1998, respectively, and $723,000 and $1,060,000 for the six months ended December 31, 1999 and 1998, respectively.

NOTE 6 - NET LOSS PER COMMON SHARE

     For the three and six months ended December 31, 1999 and 1998, the basic and diluted per share data is based on the weighted average number of common shares outstanding during the period. Common equivalent shares, consisting of outstanding stock options and warrants, are not included in the diluted loss per share calculation since they are antidilutive.

     During the six months ended December 31, 1999, 286 shares of common stock were issued as a result of exercises of stock options.

     On January 13, 2000, the Company's stockholders approved an amendment to the Company's certificate of incorporation to effect a one for three and one-half reverse stock split with no change in par values, effective for stockholders of record on November 12, 1999. The reverse stock split was effective January 18, 2000. All references to per share amounts and shares outstanding included herein have been retroactively restated to reflect the stock split.

NOTE 7 - INCOME TAXES

     At December 31, 1999, the Company had available federal and state tax net operating loss carryforwards of approximately $31,200,000 and $14,800,000, respectively. The federal and state net operating loss carryforwards expire, in varying amounts, through 2018.

     As a result of these net operating loss carryforwards and current period losses, the Company's effective tax rate was negligible and consequently no income tax provision or benefit was recorded in the periods presented.

NOTE 8 - LITIGATION

     The proceedings to which the Company is a defendant consist of ordinary routine litigation in the course of business. In the opinion of management, based in part upon the advice of outside counsel, resolution of these matters will not have a material adverse impact on the Company's consolidated financial position or results of operations.

NOTE 9 - SUBSEQUENT EVENTS

     On January 18, 2000 Peter Guber, and Paul Schaeffer, co-founders of Mandalay Entertainment Group resigned their position as Chairman and Vice Chairman of the Board of Directors of Iwerks Entertainment, Inc.

     On February 7, 2000 Charles Goldwater resigned as the Chief Executive Officer and Director of Iwerks Entertainment, Inc. Don Iwerks, the company's co-founder, has been named by the Board of Directors as the company's Chairman and interim Chief Executive Officer.

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

OWNED AND OPERATED

     Revenues from owned and operated (O&O) consist of portable ride simulation theatre revenues (touring) derived primarily from corporate sponsorship or ticket sales at state fairs, air shows, and similar events, as well as revenues derived from fixed site joint venture revenues which includes Iwerks' contractual share of the sites' revenues or profits as applicable. Admission revenues from the portable ride simulation theatres are subject to variability due to the seasonal nature of these events and are higher during the summer months. Sponsorship revenues for the portable theatres are recognized ratably over the term of the contract. On September 30, 1999 the Company made the determination to shut down the Touring division and sell the related assets in an effort to concentrate on its core business.

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

     The following table presents summary information regarding revenues (amounts in thousands):

                                                                   Periods Ended December 31,
                                                           Three Months                Six Months
                                                        ------------------         ------------------
                                                        1999          1998         1999         1998
                                                     ---------    -----------  -----------   ----------
     Hardware Sales & Service                        $    5,588   $    6,174   $   10,348   $    9,432
     Owned and Operated                                     728          908        1,833        3,101
     Film Licensing                                       1,709        1,392        2,636        3,105
     Film Production and Other                            1,134          175        1,951          384
                                                     ---------    -----------  -----------   ----------
          Total                                      $    9,159   $    8,649   $   16,768   $   16,022
                                                     =========    ===========  ===========  ===========


THREE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1998.

     For the three months ended December 31, 1999 the Company recorded revenues of approximately $9,159,000 compared to approximately $8,649,000 for the same period last year. For the three months ended December 31, 1999, the Company recorded a net loss of approximately $1,883,000 or $.55 per share compared to a net loss of approximately $821,000 or $.23 per share for the same period last year.

REVENUES

     Revenue for the three months ended December 31, 1999 increased approximately $0.5 million or 6% compared to the three months ended December 31, 1998.

     Hardware sales and service decreased by approximately $586,000 or 9% from the prior fiscal year. During the quarter ended December 31, 1999, hardware sales recognized in the Asia-Pacific region increased by approximately $112,000, hardware sales recognized in the South America region increased by approximately $730,000, hardware sales recognized in Europe and the Middle East increased by approximately $58,000 while hardware sales recognized in the North American region decreased by approximately $1.6 million. Revenue generated from Customer Service was $117,000 greater in the three months ended December 31, 1999 than the three months ended December 31, 1998.

     Owned and Operated revenue decreased by approximately $180,000 as compared to the same period last year, primarily due to declining sales at joint venture locations and the September 30, 1999 shut down of the touring division. Revenues generated from the touring division were approximately $441,000 during the quarter ended December 31, 1999 compared to $539,000 during the quarter ended December 31, 1998.

     Film Licensing revenues for the quarter ended December 31, 1999 increased by approximately $317,000 or 23% compared to the same period last year. These results were due to the increase in new venues signed this year as compared to the prior year.

     Film Production and other revenue increased by approximately $959,000 due to the Company securing one major film production deal and concluding two others during the quarter ended December 31, 1999. There were no major film productions during the quarter ended December 31, 1998.

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

     Cost of sales as a percentage of sales was 86% for the three months ended December 31, 1999 as compared to 71% for the three months ended December 31, 1998. The increase is primarily due to increased film production projects which typically have higher cost of sales percentages and an increase in the cost of hardware sales due to unexpected cost overruns during the installation phase of certain projects.

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

     Selling, general and administrative expenses were relatively constant at approximately $3.2 million, which represented 35% of revenue and $3.4 million, which represented 39% of revenue, for the three months ended December 31, 1999 and 1998, respectively.

INTEREST INCOME & EXPENSE

     Interest income for the three months ended December 31, 1999 and 1998 was approximately $91,000 and $105,000, respectively. The decrease resulted primarily from a reduction in the invested cash balances during the three months ended December 31, 1999 compared to the comparable period in the prior year.

     Interest expense for the three months ended December 31, 1999 and 1998 was approximately $54,000 and $41,000, respectively. The increase relates to a note payable recorded in the quarter ended June 30, 1999.

NET LOSS

     The Company recorded a net loss of approximately $1.9 million in the quarter ended December 31, 1999, compared to a net loss of approximately $0.8 million in the quarter ended December 31, 1998 due to the reasons mentioned above.

SIX MONTHS ENDED DECEMBER 31, 1999 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
1998.

        For the six months ended December 31, 1999 the Company recorded revenues of approximately $16.8 million compared to approximately $16.0 million for the same period last year. For the six months ended December 31, 1999, the Company recorded a net loss of approximately $3.4 million or $1.00 per share compared to a net loss of approximately $1.8 million or $.51 per share for the same period last year.

REVENUES

     Hardware sales and service increased by approximately $916,000 or 10% from the prior fiscal year. During the six months ended December 31, 1999, hardware sales recognized in the Asia-Pacific region increased by approximately $1.1 million, hardware sales recognized in the South America region increased by approximately $1.0 million, hardware sales recognized in Europe and the Middle East increased by approximately $1.45 million while hardware sales recognized in the North American region decreased by approximately $2.9 million. In addition, revenue generated from Customer Service was $281,000 greater in the six months ended December 31, 1999 than the six months ended December 31, 1998.

     Owned and Operated revenue decreased by approximately $1.3 million as compared to the same period last year, primarily due to declining sales in the touring division. The Company has made the determination to shut down the touring division and sell the related assets in an effort to concentrate on its core business. Revenues generated from the touring division were approximately $1.2 million during the six months ended December 31, 1999 compared to $2.3 million during the six months ended December 31, 1998. Revenue from the joint venture venues decreased by approximately $140,000. This was primarily due to lower attendance at the joint venture locations.

     Film Licensing revenues for the six months ended December 31, 1999 decreased by approximately $469,000 or 15% compared to the same period last year. These results were due to an increased number of multi-year agreements signed during the first three months of fiscal 1999. There were no such deals during the first three months of fiscal 2000.

     Film Production and other revenue increased by approximately $1.6 million. This was primarily due to the Company securing one major film production deal and concluding two others during the six months ended December 31, 1999 compared to no such deals during the six months ended December 31, 1998.

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

     Cost of sales as a percentage of sales was 85% for the six months ended December 31, 1999 as compared to 72% for the six months ended December 31, 1998. The primary reason for the increase compared with the comparable period in 1998, as a percentage of sales, was primarily due to a significant decline in revenues attributable to the touring operations, while costs remained relatively stable. In addition, an increase in the cost of hardware sales was primarily due to unexpected cost overruns during the installation phase of certain projects. Additionally, an increase in film production revenues, which typically have higher cost of sales, adversely affected the overall cost of sales percentage.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses decreased to approximately $6.0 million, which represented 36% of revenue, for the six months ended December 31, 1999 compared to $6.4 million, which represented 40% of revenue for the six months ended December 31, 1998, respectively. This decrease was primarily due to a tax refund of approximately $200,000 received in October of 1999 relating to a prior period as well as an increased effort in expense management.

INTEREST INCOME & EXPENSE

     Interest income for the six months ended December 31, 1999 and 1998 was approximately $149,000 and $216,000, respectively. The decrease resulted primarily from the reduction in the invested cash balances.

     Interest expense for the six months ended December 31, 1999 and 1998 was approximately $152,000 and $87,000, respectively. The increase was due to a note payable recorded in June 30, 1999.

NET LOSS

     The Company recorded a net loss of approximately $3.5 million in the six months ended December 31, 1999, compared to a net loss of approximately $1.8 million in the six months ended December 31, 1998 due to the reasons mentioned above.

YEAR 2000 READINESS - UPDATE

     The Company has substantially completed its Year 2000 compliance program. (Readers should refer to the Company's Annual Report on Form 10-K for a more complete discussion of the Company's Year 2000 Readiness program) The Company is on schedule with completion of the remaining open items of its Year 2000 readiness plan.

     The failure to identify and correct a Y2K problem could result in an interruption in , or failure of , certain normal business activities or operations. However, the Company does not expect such failures to have a materially adverse effect on its results of operations or financial condition.

     It is not presently possible to describe a reasonably likely "worst case Year 2000 scenario" without making numerous assumptions. The Company presently believes that a most likely worst case scenario would make it necessary for the Company to replace some suppliers or contractors, rearrange some plans, or interrupt some office and field activities. Assuming this scenario is correct, there could be a materially adverse effect on its financial condition or the results of operations, even if additional costs to correct unanticipated compliance failures are incurred. No such compliance failures have been experienced to date.

FUTURE OPERATING RESULTS

     The market for the Company's products is intensely competitive and is undergoing significant changes, primarily due to technological developments as well as changing consumer tastes. Numerous companies are developing and are expected to develop new entertainment products or concepts for the out-of-home entertainment industry.

     There is competition for financial, creative and technological resources in the industry and there can be no assurance that existing products will continue to compete effectively or that products under development will ever be competitive. In addition, the Company's ability to compete effectively in the market is hampered by restrictions placed on its operations as a result of its limited cash resources.

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

        In addition to competition in the giant screen market, the Company faces competition in the simulation industry from Showscan Entertainment and a number of other competitors. The Company competes in this market based upon the breadth of its product offerings and the size and quality of its film library. Few of its competitors in this market have sufficient financial resources to effectively compete with the Company based on these criteria. The Company's competitive position in this market segment could be materially affected if any of its existing competitors or a new entrant were to assemble the financial, technical and creative resources required to effectively compete with the Company's range of product offerings and film library.

        The Company recognizes these competitive issues and is in the process of creating new products, such as developing a 3D/4D FX TM speciality attraction system which include multiple sensory effects and the development of a new generation of smaller ride simulation configurations that can accommodate the potential opportunity in the mass retail environment and movie theatres. The Company has already made one sale of its new 3D/4D FX TM theatre system in China which will open in the third quarter of fiscal 2000. There can be no assurance that these new products will be developed, and if developed, that the Company will have the financial resources to appropriately market them to its full advantage or that they will be commercially accepted. Ultimately, the success of the Company in this market will be dependent upon its ability to produce and distribute new film product and continue to improve and technologically enhance its hardware products. Currently, the Company has had to restrict expenditures in these areas pending receipt of new financing.

     Revenues from the Company's owned and operated attractions (primarily portable simulation theatres) have been declining since the first quarter of fiscal 1998 when the Company lost its principal sponsorship contract. The Company is aggressively pursuing the sale of its touring division.

     Iwerks has experienced quarterly fluctuations in operating results and anticipates that these fluctuations will continue in future periods. Operating results and cash flow can fluctuate substantially from quarter to quarter and periodically as a result of the timing of theatre system deliveries, contract signing, sponsorships, the mix of theatre systems shipped, the completion of custom film contracts, the existence of world expos, the amount of revenues from portable simulation theatre and film licensing agreements, the timing of sales of ride simulation attractions, the timing of delivery and installation of such sales (pursuant to percentage of completion accounting) and any delays therein caused by permitting or construction delays at the customer's site, the size, type and configuration of the attractions sold, and the timing of film rental payments from existing attractions and the performance of those attractions that pay film rental based on a percentage of box office and the timing of sales and marketing efforts and related expenditures.

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

     In order to preserve cash, the Company has been required to reduce expenditures for capital projects (including new films) and research and development, and is considering further reductions in its corporate infrastructure, any of which may have a material adverse affect on the Company's future operations. Further reductions in its cash balances could require the Company to make more significant cuts in its operations which would have a material adverse impact on its future operations. There can be no assurance that the Company could achieve these reductions over a short enough period of time in order to allow it to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1999, the Company had cash and cash equivalents of approximately $1.7 million of which $0.8 was restricted from use by the Company due to it being held as collateral for a standby letter of credit on a hardware project. At that date, the Company had accounts payable of $4.5 million and accrued liabilities and notes payable of $6.7 million. Total negative working capital was $0.4. The Company has been unable to pay all of its trade creditors in accordance with their terms and some of its creditors have refused to provide further product or services except on a C.O.D. basis.

     Because of the substantial, unanticipated reduction in the Company's cash balances over the last nine months, and contractual restrictions on the use of some of its cash balances, the Company may not be able to continue operations at its current levels. The Company is dependent upon current cash collections to meet its operating needs and pay its current liabilities. The Company has experienced significant difficulty in accurately projecting its cash balances historically. The Company's cash flow is dependent on the timing of delivery of hardware systems, collections and the signing of new contracts, all of which are difficult to predict with accuracy. Further complicating its ability to project cash balances is that the timing of progress payments of the hardware projects are dependent upon achieving certain performance milestones under its hardware sales agreements. In addition, progress payments on some of the Company's hardware sales agreements are not sufficient to provide for the cost of assembly and delivery of the systems, requiring the Company to fund the cash cost of performing on the agreements.

     The Company has made the determination to sell its touring units which would generate cash and is considering a number of other options to improve the financial condition of the Company.

There can be no assurance that any of these assets will be sold. The Company is also aggressively seeking additional debt or equity financing. However, recent operating losses, the Company's declining cash balances, the Company's historical stock performance, and a general decrease in investor interest in the Company's industry, may make it difficult for the Company to attract equity investments or debt financing on terms that are deemed to be favorable to the Company. The Company has been aggressively seeking additional equity or debt financing for more than the last six months and to date has been unsuccessful in attracting new financing.

     In order to preserve cash, the Company has been required to reduce expenditures for capital projects (including new films) and research and development, and is considering further reductions in its corporate infrastructure, any of which may have a material adverse affect on the Company's future operations. Further reductions in its cash balances could require the Company to make more significant cuts in its operations which would have a material adverse impact on its future operations. There can be no assurance that the Company could achieve these reductions over a short enough period of time in order to allow it to continue as a going concern.

     On February 7, 2000, the Company was notified that NASDAQ has determined the Company did not maintain the continuing listing requirements for the national market. As a result, the Company intends to apply for listing its common stock on the NASDAQ Smallcap Market. The move from the National Market to the Smallcap Market could adversely effect the Company's ability to raise additional capital.

PART II - OTHER INFORMATION


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



                           IWERKS ENTERTAINMENT, INC.
                                  (Registrant)



                         By:  /S/ JEFFREY M. DAHL
                              -------------------------
                              Senior Vice President
                             Chief Financial Officer
                           (Principal Finance Officer)



                         By:  /S/ BRUCE E. PALMORE
                              -------------------------
                           Vice President / Controller
                         (Principal Accounting Officer)


DATE: NOVEMBER 12, 1999