Form 10-Q/A
period 1999-12-31
IWERKS ENTERTAINMENT INC
filed 2000-02-17
CIK 830404

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended: December 31, 1999

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.


                         Commission file number 0-22558

                           IWERKS ENTERTAINMENT, INC.
             (Exact name of registrant as specified in its charter)


           DELAWARE                                      95-4439361
 ------------------------------                  ----------------------------
 (State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification Number)

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

     Iwerks Entertainment, Inc. hereby amends its Quarterly Report on Form 10-Q for the quarter ended December 31, 1999, by amending and restating, as set forth in this Amendment No. 1 to Form 10-Q, (i) its responses for Item 6 of Part II-Other Information, (ii) its Exhibit 27.1 (Financial Data Schedule) and (iii) the signature page, contained in its Quarterly Report on Form 10-Q filed February 14, 2000.

PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     A.   EXHIBITS:

          i) Exhibit 27.1 Financial Data Schedule

     B.   REPORTS ON FORM 8-K FILED DURING THE QUARTER ENDED DECEMBER 31, 1999:
          none

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Burbank, State of California on the 14th day of February, 2000.



                           IWERKS ENTERTAINMENT, INC.
                                  (Registrant)



                             By: /S/ JEFFREY M. DAHL
                                ---------------------
                              Senior Vice President
                             Chief Financial Officer
                           (Principal Finance Officer)


                            By: /S/ BRUCE E. PALMORE
                                ---------------------
                           Vice President / Controller
                         (Principal Accounting Officer)


DATE: FEBRUARY 14, 2000