Form 10-Q
period 2000-03-31
IWERKS ENTERTAINMENT INC
filed 2000-05-15
CIK 830404

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                   For the quarterly period ended: March 31, 2000

                                       Or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.


                         Commission file number 0-22558

                             IWERKS ENTERTAINMENT, INC.
                             --------------------------
               (Exact name of registrant as specified in its charter)


              Delaware                                    95-4439361
      -----------------------------                 --------------------------
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
                                      ---    ---

The number of shares outstanding of the registrant's Common Stock, $0.001 par value, at May 11, 2000 was 3,540,918 shares.

                             IWERKS ENTERTAINMENT, INC.

                                       INDEX

PART I.      FINANCIAL INFORMATION                                      Page Number
Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets as of March 31, 2000
             and June 30, 1999                                               3-4

          Unaudited Condensed Consolidated Statements of Operations
            for the Three and Nine Months ended March 31, 2000 and 1999        5


          Unaudited Condensed Consolidated Statements of Cash Flows
            for the Nine Months ended March 31, 2000 and 1999                  6

          Notes to the Condensed Consolidated Financial Statements           7-9

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                      10-15


PART II      OTHER INFORMATION

Item 1.   Legal Proceedings                                                   16

Item 6.   Exhibits and Reports on Form 8-K                                    16

Signatures                                                                    16

                           IWERKS ENTERTAINMENT, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (IN THOUSANDS)



                                                                         March 31, 2000    June 30, 1999
                                                                           (Unaudited)       (Audited)
                                                                          ------------      -----------

Current Assets:

    Cash and cash equivalents (Note 2)                                         $2,005          $4,217

    Short-term investments                                                         --           2,500

    Accounts receivable, net of allowance for doubtful accounts                 4,054           5,619

    Costs and estimated earnings in excess of billings on
     uncompleted contracts                                                      2,442           1,495

    Assets held for sale, current                                               1,655              --

    Inventories and other current assets                                        4,182           5,555

                                                                          ------------     -----------
      Total current assets                                                     14,338          19,386

Portable simulation theatres at cost, net of accumulated depreciation              --           2,783

Property and equipment at cost, net of accumulated depreciation                 5,754           5,626

Film inventory at cost, net of accumulated amortization                         4,113           4,861

Goodwill, net of accumulated amortization                                       1,989          14,115

Investments in joint ventures and other assets                                  4,136           3,997

Assets held for sale, net of current portion                                    1,511              --

                                                                          ------------     -----------
   Total Assets                                                               $31,841         $50,768
                                                                          ============     ===========



                             See accompanying notes

                           IWERKS ENTERTAINMENT, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                         March 31, 2000     June 30, 1999
                                                                           (Unaudited)       (Audited)
                                                                         --------------     -------------
Current Liabilities:

    Accounts payable                                                           $3,825           $3,244

    Accrued liabilities                                                         6,337            6,115

    Notes payable, current portion                                                987              737

    Billings in excess of costs and estimated earnings on uncompleted
     contracts                                                                  4,537            7,008

    Deferred revenue                                                              254               10

    Capital lease obligations, current portion                                    980              792

                                                                          ------------      -----------
      Total current liabilities                                                16,920           17,906

    Notes payable, net of current portion                                         367              797

    Capital lease obligations, net of current portion                              --              290

Stockholders' equity:

    Preferred stock, $0.001 par value, 1,000,000
      authorized, none issued and outstanding                                      --               --

    Common stock, $0.001 par value, 50,000,000 shares
      authorized; 3,540,844 and 3,539,856 issued and outstanding                   57               57


    Additional paid-in capital                                                 78,084           78,084

    Treasury Stock, 91,600 shares at cost                                        (341)            (341)

    Common stock warrants                                                         250               --

    Accumulated deficit                                                       (63,496)         (46,025)

                                                                          ------------      -----------
      Total stockholders' equity                                               14,554           31,775
                                                                          ------------      -----------
      Total liabilities and stockholders' equity                              $31,841          $50,768

                                                                          ============      ===========

                              See accompanying notes.

                           IWERKS ENTERTAINMENT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED        NINE MONTHS ENDED
                                                         MARCH 31                  MARCH 31
                                                    2000        1999           2000        1999
                                                   --------------------     ---------------------

Revenue                                              $5,913   $10,423        $22,681    $26,445

Cost of sales                                         5,474     7,669         19,742    $19,193
                                                  ----------  --------     ----------  ---------

Gross profit                                            439     2,754          2,939     $7,252

Selling, General and Administrative expenses          2,735     3,174          8,686     $9,612

Impairment of Goodwill                              (11,658)       --        (11,658)       --
                                                  ----------  --------     ----------  ---------
Loss from operations                                (13,954)     (420)       (17,405)    (2,360)

Interest income                                           4        68            153        284

Interest expense                                        (67)      (37)          (219)      (124)
                                                  ----------  --------     ----------  ---------

Net loss                                           $(14,017)  $  (389)      $(17,471)   $(2,200)
                                                  ==========  ========     ==========  =========


Net loss per common share-basic and diluted        $  (4.06)  $ (0.11)        $(5.07)    $(0.62)
                                                  ==========  ========     ==========  =========

Weighted average shares outstanding-basic and
diluted                                               3,449     3,536          3,449      3,532
                                                  ==========  ========     ==========  =========


                             See accompanying notes.

                           IWERKS ENTERTAINMENT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                     For the nine months
                                                                             ended
                                                                            March 31,
                                                                    -------------------------
                                                                       2000         1999
                                                                    -----------  ------------
   OPERATING ACTIVITIES

   Net loss                                                          $ (17,471)      $(2,200)

   Depreciation and amortization                                         2,872         3,791

   Impairment of Goodwill                                               11,658            --

   Changes in operating assets and liabilities                             343        (1,586)
                                                                    -----------  ------------

     Net cash (used in) provided by operating activities                (2,598)            5

   INVESTING ACTIVITIES

   Investments in joint ventures                                          (118)         (728)

   Purchases of property, plant and equipment                             (794)       (1,463)

   Additions to film inventory                                            (433)       (1,441)

   Proceed from sales of debt securities                                 2,500         2,922
                                                                    -----------  ------------

     Net cash provided by (used in) investing activities                 1,155          (710)

   FINANCING ACTIVITIES

   Restricted cash                                                      (1,046)           --

   Principal payments on long-term debt                                   (180)           --

   Payments on capital leases                                             (587)         (607)

   Proceeds from issuance of common stock warrants                         250            --

   Deferred financing fees                                                (252)           --

   Net proceeds on exercise of stock options                                --            88

   Other                                                                    --            12

                                                                    -----------  ------------
     Net cash used in financing activities                              (1,815)         (507)
                                                                    -----------  ------------

   Net decrease in cash and cash equivalents                           (3,258)       (1,212)

   Cash and cash equivalents at beginning of period                      4,217         7,542
                                                                    ===========  ============
   Cash and cash equivalents at end of period, net of restricted
   cash                                                                   $959        $6,330
                                                                    ===========  ============
   Supplemental disclosures

       Interest paid during the period                                    $204          $130
                                                                    ===========  ============
       Income taxes paid during the period                                 $10           $15
                                                                    ===========  ============

                               See accompanying notes

                           IWERKS ENTERTAINMENT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (UNAUDITED)


NOTE 1 - INTRODUCTION
---------------------

      The accompanying condensed consolidated financial statements of Iwerks Entertainment, Inc. (the "Company") have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of March 31, 2000 and the results of its operations for the three and nine months ended March 31, 2000 and 1999 and the cash flows for the nine months ended March 31, 2000 and 1999 have been included. The results of operations for interim periods are not necessarily indicative of the results, which may be realized for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's latest Annual Report on Form 10-K as filed with the SEC.

NOTE 2 - RESTRICTED CASH
------------------------

      Included in the March 31, 2000 cash and cash equivalents balance is $1,046,000 of cash received from one customer, which is restricted as to its use. This restriction will remain in effect until the Company reaches a certain milestone related to the completion of the project. The milestone is expected to be reached by the first quarter of fiscal 2001 at which time this cash will become available for Company use.

NOTE 3 - ASSETS HELD FOR SALE
-----------------------------

      In September 1999, the Company decided to sell the assets relating to the Touring Division. These assets are described as the portable motion theatres and are reflected at cost, net of accumulated depreciation which is less than management's estimate of their net realizable value.

NOTE 4 - ISSUANCE OF WARRANTS
-----------------------------

      On September 9, 1999 the Company appointed two new outside members to its Board of Directors. The two new members purchased warrants to purchase an aggregate 442,857 shares of Iwerks common stock. The warrants were issued in four tranches of equal amounts ranging in a per share price of $5.01 to $10.50. Certain restrictions apply to the exercise of these warrants, which have a life of five years. These two board members resigned on January 18, 2000. The warrants remain outstanding.

NOTE 5 - DEPRECIATION AND AMORTIZATION
--------------------------------------

      Depreciation expense and amortization expense for goodwill and other is computed using the straight-line method over the estimated useful lives of the assets. Film costs are amortized using the individual film forecast method.

                                          Three Months Ended           Nine Months Ended
                                               March 31,                   March 31,
                                       ------------------------    ------------------------
                                          2000         1999          2000          1999
                                       -----------   ----------    ----------    ----------
 Depreciation on fixed assets            $337,000     $288,000      $986,000     $1,016,00
 Depreciation on touring equipment             --      160,000       161,000       480,000
 Amortization of film                     626,000    1,025,000     1,181,000     1,751,000
 Amortization of goodwill and             181,000      181,000       544,000       544,000
 other
                                       -----------   ----------    ----------    ----------

 Total depreciation and amortization   $1,144,000    $1,654,000    $2,872,000    $3,791,000
                                       ===========   ==========    ==========    ==========

Depreciation and amortization included in cost of sales was $629,000 and $1,241,000 for the three months ended March 31, 2000 and 1999, respectively, and $1,352,000 and $2,301,000 for the nine months ended March 31, 2000 and 1999, respectively.


NOTE 6 - NET LOSS PER COMMON SHARE
----------------------------------

      For the three and nine months ended March 31, 2000 and 1999 the basic and diluted per share data is based on the weighted average number of common shares outstanding during the period. Common equivalent shares, consisting of outstanding stock options and warrants, are not included in the diluted loss per share calculation since they are antidilutive.

      During the nine months ended March 31, 2000, 858 shares of common stock were issued as a result of exercises of stock options.

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

NOTE 7 - INCOME TAXES
---------------------

      At March 31, 2000, the Company had available federal and state tax net operating loss carryforwards of approximately $36,169,000 and $13,083,000, respectively. The federal and state net operating loss carryforwards expire, in varying amounts, through 2019.

As a result of these net operating loss carryforwards and current period losses, the Company's effective tax rate was negligible and consequently no income tax provision or benefit was recorded in the periods presented.

NOTE 8 - LITIGATION
-------------------

      On or about April 19, 2000, nWave Pictures, a Belgian corporation ("nWave") filed a lawsuit (the "Suit") in the United States District Court for the Central District of California against Iwerks Entertainment, Inc. ("Iwerks"). The Suit seeks damages and injunctive relief as a result of Iwerks' alleged breaches of contract, breaches of fiduciary duty, and copyright infringement relating to ten (10) license agreements that Iwerks and nWave entered into in the 1990s. The Suit seeks damages from Iwerks in excess of $475,000, injunctive relief, and an accounting of Iwerks' books and records in connection with the licensing agreements. Iwerks has not yet responded to the Suit. Its response must be filed by no later than May 18, 2000.

      On March 9, 2000, Charles Goldwater, the former President and Chief Executive Officer of Company, filed a Complaint in Los Angeles Superior Court seeking $726,849.84 in severance payments. The parties have reached an agreement in principle whereby the Company will pay Mr. Goldwater $363,424.92 over 12 months. The payments are to be secured by certain assets of the Company. The settlement agreement is pending definitive documentation.

NOTE 9 - IMPAIRMENT OF GOODWILL
-------------------------------

      The Company has taken a one-time non-cash writedown to Goodwill associated with the acquisition of Omni Film International (Omni) in 1994. While the Company continues to service Omni related products, during the three months ended March 31, 2000 the Company made the decision to discontinue the sale of these products. In connection with this decision, the Company determined that the Omni product offerings were more costly to produce and can be replaced with newer, more reliable and more cost effective technology, which the Company owns. Thus, the goodwill related to the Omni acquisition was deemed to be impaired.

NOTE 10
-------

      The Company has been unable to pay all of its trade creditors and certain other obligations in accordance with their terms and some of its creditors have refused to provide further product or services except on a C.O.D. basis. The Company has received a notice of default on its capital lease obligation, which is secured by five portable ride simulation theatres. This obligation includes the remaining balance owed of approximately $420,000 plus certain other obligations due upon the termination of the lease. Absent a successful equity or debt financing or other strategic transaction , the Company may not be able to bring all of its trade debt current.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

      This Report contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act. The words "expect", "estimate", "anticipate", "predict", "believe" and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of Iwerks, its directors or officers with respect to, among other things (a) trends affecting the financial condition or results of operations of Iwerks and (b) the business strategies of Iwerks. The stockholders of Iwerks are cautioned not to put undue reliance on such forward looking statements. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in this Report, for the reasons, among others, discussed in the Sections - "Management's Discussion and Analysis of Financial Condition and Results of Operations", and "Future Operating Results". Iwerks undertakes no obligation to publicly revise these forward looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Annual Report on form 10-K filed by the Company on September 28, 1999, the Quarterly Reports on Form 10-Q to be filed by the Company in calendar years 1999 and 2000 and any Current Reports on Form 8-K filed by the Company.

      The Company's results for the three and nine months ended March 31, 2000 include revenues of approximately $5.9 million and approximately $22.7 million as compared to approximately $10.4 million and approximately $26.4 million for the comparable periods in the prior year. The three and nine months ended March 31, 2000 net loss was approximately $14.0 million and approximately $17.5 million respectively as compared to approximately $389,000 and approximately $2.2 million. The fiscal 2000 results include a one-time non-cash writedown for goodwill related to the Omni acquisition in 1994 (see note 9). As a consequence of these results, including the declining sales, the cash balances have decreased and the Company currently has negative working capital (see liquidity section).

RESULTS OF OPERATIONS
---------------------

HARDWARE SALES AND SERVICE
      Revenues on sales of theatre systems are recognized on the percentage-of-completion method over the life of the contract. The gross margin for each contract varies based upon pricing strategies, competitive conditions and product mix.

OWNED AND OPERATED

      Revenues from owned and operated (O&O) consist of portable ride simulation theatre revenues (touring) derived primarily from corporate sponsorship or ticket sales at state fairs, air shows, and similar events, as well as revenues derived from fixed site joint venture revenues which includes Iwerks' contractual share of the sites' revenues or profits as applicable. In September 1999, the Company made the determination to shut down the Touring division and sell the related assets in an effort to concentrate on its core business.

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

      The following table presents summary information regarding revenues (amounts in thousands):


                                              Periods Ended March 31,
                                        Three Months           Nine Months
                                    ---------------------  ---------------------
                                        2000        1999       2000        1999
                                    ---------    --------  ---------   ---------
   Hardware Sales & Service           $3,322      $5,545    $13,670     $14,977
   Owned and Operated                    282         909      2,115       4,010
   Film Licensing                      1,378       3,016      4,014       6,121
   Film Production and Other             931         953      2,882       1,337
                                    ---------    --------  ---------   ---------
         Total                        $5,913     $10,423    $22,681     $26,445
                                    =========    ========  =========   =========


THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999.
      For the three months ended March 31, 2000 the Company recorded revenues of approximately $5,913,000 compared to approximately $10,423,000 for the same period last year. For the three months ended March 31, 2000, the Company recorded a net loss of approximately $14,017,000 or $4.06 per share compared to a net loss of approximately $389,000 or $.11 per share for the same period last year.

REVENUES
      Revenue for the three months ended March 31, 2000 decreased approximately $4.5 million or 43% compared to the three months ended March 31, 1999.

      Hardware sales and service decreased by approximately $2,223,000 or 40% from the prior fiscal year. During the quarter ended March 31, 2000, hardware sales recognized in the North America region decreased by approximately $1.3 million, hardware sales recognized in Europe and Middle East decreased by approximately $1.8 million. Hardware sales recognized in Asia increased by approximately $800,000. Revenue generated from Customer Service was $98,000 greater in the three months ended March 31, 2000 than the three months ended March 31, 1999. In general, the hardware sales decreased due to the timing of the recognition of revenue. The Company books revenue on a percentage completion basis and generally the manufacturing is dependent upon the customer's defined installation dates. In addition, the Company has experienced a decline in new bookings as compared to last year.

      Owned and Operated revenue decreased by approximately $627,000 as compared to the same period last year, primarily due to the shut down of the touring division and lower attendance levels in the joint venture locations.

      Film Licensing revenues for the quarter ended March 31, 2000 decreased by approximately $1,638,000 or 54% compared to the same period last year. This was primarily due to certain theatres which signed multiple year contracts in the prior years. The Company recognized this revenue in the prior year, consequently no revenue was recognized in the current year for these licenses. In addition, to a lesser extent, certain theaters did not renew license agreements in the current year.

      Film Production and other revenue decreased by approximately $22,000 compared to the same period last year.

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

      Cost of sales as a percentage of sales was 93% for the three months ended March 31, 2000 as compared to 74% for the three months ended March 31, 1999. The increase is primarily an due to higher cost of hardware sales due to unexpected cost overruns during the installation phase on one project, the recognition of one low margin contract and the write off of certain films which did not meet income expectations.

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

      Selling, general and administrative expenses were approximately $2.7 million, as compared to approximately $3.2 million for the three months ended March 31, 2000 and 1999, respectively. The reduction is primarily due to reduced research and development expenses and marketing expenses partially offset by an additional expense to settle a claim with a former employee.

IMPAIRMENT OF GOODWILL
       The Company has taken a one-time non-cash writedown to Goodwill associated with the acquisition of Omni Film International (Omni) in 1994. While the Company continues to service Omni related products, during the three months ended March 31, 2000 the Company made the decision to discontinue the sale of these products. In connection with this decision, the Company determined that the Omni product offerings were more costly to produce and can be replaced with newer, more reliable and more cost effective technology, which the Company owns. Thus, the goodwill related to the Omni acquisition was deemed to be impaired.

INTEREST INCOME & EXPENSE
      Interest income for the three months ended March 31, 2000 and 1999 was approximately $4,000 and $68,000, respectively. The decrease resulted primarily from a reduction in the invested cash balances during the three months ended March 31, 2000 compared to the comparable period in the prior year.

      Interest expense for the three months ended March 31, 2000 and 1999 was approximately $67,000 and $37,000, respectively. The increase relates to a note payable recorded in the quarter ended June 30, 1999.

    NET LOSS
      The Company recorded a net loss of approximately $14 million in the quarter ended March 31, 2000, compared to a net loss of approximately $389,000 in the quarter ended March 31, 1999 due primarily to the reasons mentioned above.

    NINE MONTHS ENDED MARCH 31, 2000 COMPARED TO NINE MONTHS ENDED
      MARCH 31, 1999
      For the nine months ended March 31, 2000 the Company recorded revenues of approximately $22.7 million compared to approximately $26.4 million for the same period last year. For the nine months ended March 31, 2000, the Company recorded a net loss of approximately $17.5 million or $5.07 per share compared to a net loss of approximately $2.2 million or $.62 per share for the same period last year.

    REVENUES
      Hardware sales and service decreased by approximately $1.3 million or 9% from the prior fiscal year. During the nine months ended March 31, 2000, hardware sales recognized in the Asia-Pacific region increased by approximately $1.9 million, hardware sales recognized in the South America region increased by approximately $1.0 million, hardware sales recognized in Europe and the Middle East decreased by approximately $369,000 while hardware sales recognized in the North American region decreased by approximately $4.3 million. In addition, revenue generated from Customer Service was $436,000 greater in the nine months ended March 31, 2000, than the nine months ended March 31, 1999. In general, the hardware sales decreased due to the timing of the recognition of revenue. The Company books revenue on a percentage completion basis and generally the manufacturing is dependent upon the customer's defined installation dates. In addition, the Company has experienced a decline in new bookings as compared to last year.

      Owned and Operated revenue decreased by approximately $1.9 million as compared to the same period last year, primarily due to the shut down of the touring division. The Company has made the determination to shut down the touring division and sell the related assets in an effort to concentrate on its core business. Revenues generated from the touring division were approximately $1.2 million during the nine months ended March 31, 2000, compared to $2.8 million during the nine months ended March 31, 1999. In addition, revenue from the joint venture venues decreased by approximately $281,000. This was primarily due to lower attendance at the joint venture locations.

      Film Licensing revenues for the nine months ended March 31, 2000 decreased by approximately $2.1 million or 34% compared to the same period last year. These results were due to an increased number of theatres which signed multiple year agreements during fiscal 1999, along with certain other theatres not renewing license agreements.

      Film production and other revenue increased by approximately $1.5 million. This was primarily due to the Company securing one major film production deal and concluding two others during the nine months ended March 31, 2000 compared to one film production deal during the nine months ended March 31, 1999.

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

      Cost of sales as a percentage of sales were 87% for the nine months ended March 31, 2000 as compared to 73% for the nine months ended March 31, 1999. The primary reason for the increase compared with the comparable period in 1999, as a percentage of sales, was due to an increase in the cost of hardware sales due to unexpected cost overruns during the installation phase of certain projects. In addition, the Company took a writedown on certain films during the current quarter, along with an increase in film production revenues, which typically have higher cost of sales.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses decreased to approximately $8.7 million, for the nine months ended March 31, 2000 compared to $9.6 million, for the nine months ended March 31, 1999, respectively. This decrease was primarily due to reduced researched and development expenses, marketing expenses, a tax refund received in October of 1999 relating to a prior period, partially offset by an additional expense incurred in the current quarter to settle a claim with a former employee.

    INTEREST INCOME & EXPENSE

      Interest income for the nine months ended March 31, 2000 and 1999 was approximately $153,000 and $284,000, respectively. The decrease resulted primarily from the reduction in the invested cash balances.

      Interest expense for the nine months ended March 31, 2000 and 1999 was approximately $219,000 and $124,000, respectively. The increase was due to a note payable recorded in June 30, 1999.

    NET LOSS

    The Company recorded a net loss of approximately $17.5 million in the nine months ended March 31, 2000, compared to a net loss of approximately $2.2 million in the nine months ended March 31, 1999 due to the Goodwill write-down in the three months ended March 31, 2000 and due to the reasons mentioned above.

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

      The Company recognizes these competitive issues and is in the process of creating new products, such as developing a 3D/4D FX TM specialty attraction system which include multiple sensory effects and the development of a new generation of smaller ride simulation configurations that can accommodate the potential opportunity in the mass retail environment and movie theatres. The Company has already made one sale of its new 3D/4D FX TM theatre system in China, which will open, in the third quarter of fiscal 2000. There can be no assurance that these new products will be developed, and if developed, that the Company will have the financial resources to appropriately market them to its full advantage or that they will be commercially accepted. Ultimately, the success of the Company in this market will be dependent upon its ability to produce and distribute new film product and continue to improve and technologically enhance its hardware products. Currently, the Company has had to restrict expenditures in these areas pending receipt of new financing.

      Revenues from the Company's owned and operated attractions (primarily portable simulation theatres) have been declining since the first quarter of fiscal 1998 when the Company lost its principal sponsorship contract. The Company is aggressively pursuing the sale of the touring division.

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

LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 2000 the Company had cash and cash equivalents of approximately $2.0 million of which $1.0 was restricted from use by the Company due to it being held as collateral for a standby letter of credit on a hardware project. At that date, the Company had accounts payable of $3.8 million and accrued liabilities and current notes payable of $7.3 million. Total negative working capital was $2.6 million. The Company has been unable to pay all of its trade creditors and certain other obligations in accordance with their terms and some of its creditors have refused to provide further product or services except on a C.O.D. basis. The Company has received a notice of default on its capital lease obligation, which is secured by five portable ride simulation theatres. This obligation includes the remaining balance owed of approximately $420,000 plus certain other obligations due upon the termination of the lease. Absent a successful equity or debt financing or other strategic transaction (see below), the Company may not be able to bring all of its trade debt current.

      Because of the substantial, reduction in the Company's cash balances over the last nine months, and contractual restrictions on the use of some of its cash balances, the Company may not be able to continue operations at its current levels. The Company is dependent upon current cash collections to meet its operating needs and pay its current liabilities. The Company has experienced significant difficulty in accurately projecting its cash balances historically. The Company's cash flow is dependent on the timing of delivery of hardware systems, collections and the signing of new contracts, all of which are difficult to predict with accuracy. Further complicating its ability to project cash balances is that the timing of progress payments of the hardware projects are dependent upon achieving certain performance milestones under its hardware sales agreements. In addition, progress payments on some of the Company's hardware sales agreements are not sufficient to provide for the cost of assembly and delivery of the systems, requiring the Company to fund the cash cost of performing on the agreements.

      The Company has made the determination to sell its touring units, which would generate cash and is considering a number of other options to improve the financial condition of the Company. There can be no assurance that any of these assets will be sold. The Company is also aggressively seeking additional debt or equity financing and other strategic alternatives. However, recent operating losses, the Company's declining cash balances, the Company's historical stock performance, the recent decline in revenue, and a general decrease in investor interest in the Company's industry, may make it difficult for the Company to attract equity investments or debt financing or strategic partners on terms that are deemed to be favorable to the Company. The Company has been aggressively seeking additional equity or debt financing for more than the last nine months and to date has been unsuccessful in attracting new financing. If the Company's financial condition continues to worsen and is unable to successfully attract equity or debt financing or other strategic transactions, the Company could be forced to consider steps that would protect its assets against its creditors.

      In order to preserve cash, the Company has been required to reduce expenditures for capital projects (including new films) and research and development, and is considering further reductions in its corporate infrastructure, any of which may have a material adverse affect on the Company's future operations. Further reductions in its cash balances could require the Company to make more significant cuts in its operations, which would have a material adverse impact on its future operations. There can be no assurance that the Company could achieve these reductions over a short enough period of time in order to allow it to continue as a going concern.

      On March 22, 2000, the Company was notified by NASDAQ that the Company must maintain the continuing listing requirements for the national market, which it currently does not, on or before June 22, 2000. In the event the Company fails to comply, the Company's securities will either be transferred to the NASDAQ Smallcap market or delisted from the NASDAQ stock market. The move from the National Market to the Smallcap Market or a delisting, could adversely effect the Company's ability to raise additional capital.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      For a discussion of legal proceedings, see note 8 to the Financial Statements. In addition to the legal proceedings described herein, the Company is a party to other litigation which arises in the ordinary course of business, none of which is material.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

            A.    EXHIBITS:

                  i)    Exhibit 27.1 Financial Data Schedule

            B. REPORTS ON FORM 8-K FILED DURING THE QUARTER ENDED MARCH 31, 2000: NONE

                                     SIGNATURES

      Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Burbank, State of California on the




                           IWERKS ENTERTAINMENT, INC.
                                  (Registrant)


                             By: /S/ JEFFREY M. DAHL
                              Senior Vice President
                             Chief Financial Officer
                           (Principal Finance Officer)