Form 10-K
period 2000-06-30
IWERKS ENTERTAINMENT INC
filed 2000-09-28
CIK 830404

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2000

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-22558

                           IWERKS ENTERTAINMENT, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
         Delaware                                       95-4439361
  (STATE OR OTHER JURISDICTION             (I.R.S. EMPLOYER IDENTIFICATION NO.)
OF INCORPORATION OR ORGANIZATION)
                            4520 West Valerio Street
                         Burbank, California 91505-1046
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)
                                 (818) 841-7766
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      None
           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                     Common stock, $.001 par value per share
                         Preferred Stock Purchase Rights
                                (Title of Class)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any Amendment to this Form 10-K. [ ]

At September 20, 2000, there were outstanding, 3,540,911 shares of the Common Stock of Registrant, and the aggregate market value of the shares held on that date by non-affiliates of Registrant, based on the closing price ($0.6875 per share) of the Registrant's Common Stock on The Nasdaq Small Capital Market System was $2,434,376. For purposes of this computation, it has been assumed that the shares beneficially held by directors and executive officers of Registrant were held by affiliates; this assumption is not to be deemed to be an admission by such persons that they are affiliates of Registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of Registrant's Proxy Statement relating to its 2000 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report.

                           IWERKS ENTERTAINMENT, INC.

                    FISCAL YEAR 2000 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                          PAGE
PART I.

Item 1.   Business.............................................................3
Item 2.   Properties..........................................................10
Item 3.   Legal Proceedings...................................................10
Item 4.   Submission of Matter to a Vote of Security Holders..................10

PART II.

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.................................................11
Item 6.   Selected Financial Data.............................................12
Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations...............................................12
Item 8.   Financial Statements and Supplementary Data.........................45
Item 9.   Changes and Disagreements with Accountants on Accounting and
          Financial Disclosure................................................45

PART III.

Item 10.  Directors and Executive Officers of Registrant......................45
Item 11.  Executive Compensation..............................................45
Item 12.  Security Ownership of Certain Beneficial Owners and Management......45
Item 13.  Certain Relationships and Related Transactions......................45
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K....45

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

This Report contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act. The words "expect," "estimate," "anticipate", "predict", "believe" and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of Iwerks, its directors or officers with respect to, among other things (a) trends affecting the financial condition or results of operations of Iwerks and (b) the business and growth strategies of Iwerks. The stockholders of Iwerks are cautioned not to put undue reliance on such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in this Report, for the reasons, among others, discussed in the Sections - "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Risk Factors." Iwerks undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company in calendar years 2000 and 2001 and any Current Reports on Form 8-K filed by the Company.


                                     PART I

                               BUSINESS OF IWERKS

ITEM 1. BUSINESS.

GENERAL

         Iwerks Entertainment, Inc. and its subsidiaries ("Iwerks" or "the Company") designs, engineers, manufactures, markets and services high-tech entertainment attractions which employ a variety of projection, show control, ride simulation and software technologies. The Company: (a) sells and installs ride simulation attractions in specialty theatres, (b) sells and installs large format theatres (generally such theatres require projection technology which utilize film sizes ranging between five perforations per frame by 70 millimeters (5/70) and fifteen perforations per frame by 70 millimeter (15/70), (c) sells and installs specialty theatres which include special "4D" effects, (d) licenses and distributes the films in its library to ride simulation and large format theatres and specialty "3D/4D" theater attractions, (e) produces and/or distributes films in the 5/70, 8/70 and 15/70 film format for third parties, (f) invests in joint ventures by contributing its ride simulation technology, design and equipment and participating in the theatre profits, and (g) leases camera equipment and renting of post production facilities.

         The primary markets for the Company's attractions are theme parks, museums, movie theatres, various types of location-based entertainment centers, destination centers and special events. The popularity of entertainment attractions of the type sold by the Company has led to their increasing use as the featured attraction in these locations. The sale of large format theatres into existing commercial exhibitor theatre sites is a new market the Company has targeted. In addition, high-profile retail sites and casinos are expanding their entertainment offerings to broaden appeal, extend the visitors stay and stimulate repeat visits.

         The Company offers attractions that are well suited to meet this demand. In addition to their drawing power, the attractions require relatively little space and can be easily refreshed by changing the film or other software.

         The Company has installed more than 250 fixed-base theatres and touring attractions in 37 countries. Of these, 111 were ride simulation theatres, which the Company supports with a library of 45 ride simulation films, the industry's largest premium ride simulation film library. The Company is one of the world's premier distributors of Simulation Ride Films to theatres worldwide including Premier Park's Six Flags and Paramount Parks. The Company is proud to be the exclusive distributor of such dynamic films as the award winning "Dino Island" and "Dino Island II -3D". Both films utilize state of the art computer graphics to create action packed adventures that bring you face to face with dinosaurs such as

T-Rex, Pteranodon and a herd of Apatosaurs. "Meteor Attack", another film released exclusively by Iwerks, blasts you into the future as you join a do-or-die mission to save the planet. The Company also enjoys relationships with several independent production companies and distributes additional films on a non-exclusive basis including most of nWave's film library and films from Casting Office, Ex-Machina, Landmark's "James Bond: 007 License To Thrill", Deepwork's space adventure "Star Warriors" and Discovery's "Wings" an educational aviation adventure. In fiscal 2001, Iwerks and Stan Lee Media have announced an agreement to develop, create and distribute a 3D Simulation Ride film based on the "7th Portal," Lee's team of Super Heroes for the 21st century created for the Internet. Stan Lee, who attained icon status as the founder of Marvel Comics, including Spiderman, the Fantastic Four, X-Men and other super heroes, has three generations of fans, devoted to his well-known creations. Additionally, the Company continues to cultivate relationships within the creative community to further increase its extensive library. The Company has the largest installed base of ride simulation theaters and the largest library of ride simulation films in the world.

         The Company is a Delaware corporation with principal executive offices located at 4520 West Valerio Street, Burbank, California 91505, telephone number
(818) 841-7766. In addition to its principal executive offices, Iwerks has sales offices in Sarasota, Florida and London, England. A sales representative maintains offices in Hong Kong and Shanghai.

BUSINESS STRATEGY

         The Company's goal is to capitalize on its position as a leader in the ride simulation attraction business and become the leading full-service provider in the ride simulation, large format and specialty venue 4D attractions by offering a full range of support services and film-based software.

         The Company's current strategies to achieve its objectives include the following:

         FULL SERVICE PROVIDER OF COMPLETE ENTERTAINMENT BUSINESS SOLUTIONS. The Company intends to expand its market penetration by offering its customers a complete line of services and products to support the design, development and operation of specialty format theater attractions. The Company has installed over 250-specialty format theater attractions and currently licenses film software to over 68 installed simulation theaters. The Company believes that its track record of successes positions it as a leader in terms of industry experience and operating expertise in the specialty format theater market. By focusing its services and products on solutions designed to assist its customers in building their businesses, the Company believes that it will continue to expand its own business opportunities in the future.

         EXTEND THE COMPANY'S PRODUCT LINE THROUGH INNOVATIVE USE OF ITS CURRENT TECHNOLOGIES. Management believes that the Company has the opportunity to increase its product offerings without incurring significant additional research and development costs. An example of this is the introduction of a turnkey specialty theatre which utilizes "4D" effects, the first which opened in Shenzhen, China in February 2000. These effects include a water mist, wind and a seat drop among other visceral effects. Management believes there are opportunities to leverage the Company's existing technology to provide new, innovative products designed to meet current market requirements and opportunities, including adding 4D effects to its ride simulation systems.

         EXPAND INTO NEW MARKETS. The Company is exploring potential new markets for its attractions, products and services. The Company continues its expansion efforts in Europe and South America. In addition, the Company is pursuing market opportunities for its large format theaters in commercial locations, such as movie theater multiplexes, where it made its first sales in fiscal year 1999, and its ride simulation theaters in untapped commercial settings including casinos and retail businesses.

         IDENTIFY NEW STRATEGIC PARTNERS. Management believes that the Company can optimize its market position and performance through the formation of strategic alliances with companies who have complementary technologies, manufacturing or distribution. For example, an alliance with Media Technology Source, the world's largest cinema equipment dealer, provides benefits especially in the large format market.

         BRANDED PRODUCTS. The Company has launched the Extreme Screen(TM) brand in an effort to establish a recognizable and significant global market presence for the Company's large format theater installations. In fiscal 2000 six theaters opened with the Extreme Screen(TM) brand and five additional theaters are scheduled to open in fiscal 2001.

IWERKS PRODUCTS

         FIXED-BASE RIDE SIMULATION THEATRES. The Company's line of fixed-base ride simulators are marketed under the brands IWERKS TURBORIDE(TM) and EXPLORATION IN MOTION(TM), and combine high-resolution projector film or video software, digital surround sound and moving seats to fully involve the audience in a realistic, simulated experience. The Company is also beginning to incorporate digital projection technology into some of its installations. Software currently available includes a variety of live action and fantasy experiences such as taking a ride through the center of the earth, being chased by dinosaurs, flying at supersonic speeds, racing with Indy cars, riding a roller coaster, white-water rafting and space and underwater adventures. The Company's ride simulation theatre product line is the broadest in the industry, enabling the Company to offer its customers seat, and platform-based simulators in a variety of configurations and at multiple price points. The Company's ride simulators are designed to operate in theatres which typically seat 8 to 100 people, and feature screens up to 52 feet high, with six-channel digital surround sound. In these rides, guests watch a high-resolution film with a fast action point-of-view perspective while sitting in seats that move in synchronization with the action on the screen. Films for the Company's ride simulation theatres typically range between three and five minutes. Ride simulation theatres can be reprogrammed to create new adventures.

         LARGE FORMAT THEATRES. The Company's large format theatres are marketed under the name IWERKS EXTREME SCREEN(TM), and feature screens which are much larger than standard movie screens and projection systems that deliver a sharper, brighter image than conventional movies. The result is a high-impact, immersive, sensory experience for the audience. These theatres can seat up to 600 people, have steeply raked seating and exhibit films typically lasting between 15 and 40 minutes. The Company offers 15/70 (15 perforations, 70 millimeter film), 8/70 (8 perforations, 70 millimeter film) and 5/70 (5 perforations, 70 millimeter film) format systems including its exclusive patented Academy Award winning Linear Loop projectors.

         The Company's large format theatres are available in a variety of configurations. Its flat screen theatres use screens as large as 65 feet high by 85 feet wide, more than five times the size of most movie theatre screens. The Company's domed screen theatres use a dome-shaped screen up to 85 feet in diameter which wraps around and above the audience filling the audience's field of vision. The Company also offers 3D systems which use dual projectors to create a 3D image.

         CUSTOM AND OTHER THEATRES. The Company offers a wide range of custom film and video-based theatre systems utilizing 70 millimeter and 35 millimeter film formats. Among its offerings is the Iwerks' 4D Specialty Theatre, a theatre that includes in-theatre physical effects of fog, rain, wind, speed and more. The Company's custom projects range from the sale of individual projectors to complete theatre systems.

         FILM SOFTWARE. The Company produces film and video software for the Company's attractions with a production strategy that is similar to that of a movie studio, where a small core of executives hire supplemental production talent and specialists on a project-by-project basis. This structure allows the Company to maintain creative control of projects without incurring substantial, continuing overhead expenses. In addition, the Company has acquired distribution rights for ride simulation films purchased or licensed from others.

         The Company has a film library which includes, as of June 30, 2000, the distribution rights to 45 simulation films of which 7 are available in 3D, 6 large format films of which 2 are available in 3D and 5 3D-attraction films. The Company's library of ride simulation films is the largest in the industry. In addition to the Iwerks' film library, owners of Iwerks' large format theatres have access to an additional library of over 100 films. The Company believes that the quality and size of its film library is an additional significant competitive advantage in the markets in which it competes, particularly in the ride simulation market. Growth in the installed base of theatres provides the Company an opportunity to increase film licensing revenue.

         The Company's film distribution efforts are focused in three primary market sectors: Simulation films, 3D/4D Attraction films and Large Format films. The Company's recent ride simulation films include METEOR ATTACK, a 23rd century training flight; JAMES BOND: LICENSE TO THRILL, a truly live-action experience; STAR WARRIORS, the ultimate starfighter experience; WINGS, an educational aviation adventure made in association with Discovery Channel; JOURNEY THROUGH THE CENTER OF THE EARTH, a 3D ride to the center of the earth; ESCAPE FROM DINO ISLAND, a 3D sequel to its highly successful film DINO ISLAND; SUPERSTITION, a haunted scream park adventure hosted by Elvira - Mistress of the Dark; MAD RACERS, Iwerks' first ride simulation 3D film; SECRETS OF THE LOST TEMPLE, based on an explorer's adventure through a Mayan temple; ALIEN RIDE AT THE SPEED OF FRIGHT, based on the futuristic movie thriller of the same name; DINO ISLAND, a fantasy ride through a dinosaur-inhabited island; MOON RAID ALPHA, a space chase adventure fantasy; a film for Six Flags theme parks called THE RIGHT STUFF; a film for Paramount theme parks based on the motion picture DAYS OF THUNDER and a film based on the motion picture ROBOCOP. Fiscal 2001 releases are scheduled to include a simulation ride film based on Stan Lee's the "7th Portal." The Company continues to look at additional projects which may increase the number of films released in fiscal 2001. Many of the Company's ride simulation and other productions have received industry recognition. In November, 1998 DINO ISLAND II won 1st place at the prestigious London Effects and Animation Festival. Other awards for the Company were the prestigious Marketing Award for Best Brand Pricing at the 1998 International Association of Amusement Parks and Attractions (IAAPA) convention. The Company intends to continue to seek opportunities for deriving additional revenue from its library of simulation films in fiscal year 2001.

         The Company also produces and distributes large format and specialty films to theme parks. In fiscal 1999, the Company released "ENCOUNTER IN THE THIRD DIMENSION" a large format 3D film based on the history and technology of 3D effects. In fiscal 2000 the Company released "Adventure Planet." These films are available in 15/70 and 8/70 formats. A shortened version of this film is also available for "3D/4D" specialty theater exhibition.

MULTI-FORMAT FILM PRODUCTION STRATEGY

         Given the Company's presence in three unique market places, Iwerks can select film properties and exploit them across the three separate film markets. In the case of the Company's investment in the large format film "ENCOUNTER IN THE THIRD DIMENSION," Iwerks was able to derive three different film products from the single investment. This strategy greatly reduces the risk of the film investment and facilitates entry into new markets to increase revenue potential at a greatly reduced cost. This strategy was duplicated with the release of "ALIEN ADVENTURE IN 3D" which also derived four 3D simulation films including "MAGIC CARPET RIDE IN 3D," "KID COASTER 3D," "AQUA RIDE 3D" and "GLACIER RUN 3D" as well as a 12 minute 3D/4D specialty film.

FILM PRODUCTION

         The Company's internal executive production capability develops and oversees production of films for the Company's film productions as well as for third party custom film projects. In fiscal 2000 the production group developed and oversaw production of two custom films for Volkswagen ("The Secret of Safety" a 360 film and "PanoramaTour" a simulation film) and a custom 360 film for Sony entitled "Berlin Symphony." For 2001, Iwerks has secured a custom film contract for a concert film "*NSYNC BIGGER THAN LIVE" showcasing the chart-topping band *NSYNC.

OWNED AND OPERATED (O&O)

         The Company has entered into numerous Joint Venture arrangements with Location Based Entertainment ("LBE") operators, specifically Dave & Busters and Pier 39. Typically the arrangement consists of Iwerks contributing the hardware and the operator contributing the site and improvements. The agreements generally call for a film lease payment and gross profit split.

CAMERAS AND OTHER PRODUCTION SERVICES

         The Company contracts with third parties to lease its 8/70 large format cameras and related equipment, including a 3D rig, lenses and accessories, generally from several days to several months.

         The Company has developed and manufactured one 15/70 large format camera and is in the process of completing two additional 15/70 cameras. The Company also provides technical and post-production services to third party producers for a fee and maintains a 15/70 projection room at its Burbank facilities for rent to large format filmmakers for use in the post-production process.

PORTABLE RIDE SIMULATION THEATRES

         In September 1999, the Company decided to sell the assets relating to the portable ride simulation theater ("Touring Division"). These assets are described as the portable ride simulation theaters and are reflected at their estimated fair value less cost to sell. The Company is actively seeking buyers for the portable ride simulation theaters.

MARKETING AND CUSTOMERS

         The Company distributes its theatre systems, software and services through multiple distribution channels including a direct sales and marketing force as well as independent sales representatives in selected areas. The sales and marketing staff consists of 8 employees. A sales representative maintains foreign sales offices in Hong Kong and Shanghai which provide support to the Company's Asian marketing programs and assist in customer service. A sales office was established in London, England to create a stronger sales effort in the European market. In addition, the Company has sales professionals located in Burbank, California and Sarasota, Florida.

         The Company markets its attractions, including theatre systems and film software, mainly to theme parks, museums, movie theaters, destination centers, casinos, location-based entertainment centers and special event venues. The Company's theatre systems include projection and audio equipment, show control systems and film handling equipment. The Company also provides ride simulation systems which include motion bases, film projection and audio equipment, show control and other effects as well as 4D specialty systems which include other sensory effects. The customer supplies its own theatre space and other necessary site improvements to operate the theatre. The Company provides installation, training, design, marketing, maintenance and other support services.

         A primary market for the Company's 2D, 3D and 4D theatres has been the worldwide amusement and theme park industry. The Company expects that continuing sales will come from existing parks looking for new attractions, parks under development looking for an array of attractions and the expanding location-based entertainment industry. Substantial new park development is occurring outside of the United States and management believes that international operators will continue as important customers for this product. The Company has also developed customers in the family entertainment center, movie theater, institutional and casino markets as well as tourist, vacation, destination shopping and convention locations for its ride simulation theatres. The Company sells its ride simulation theatres at prices which are separately negotiated, depending upon the product, the number of motion bases, the configuration of the theatre space, optional components selected and the level of design service provided. The Company licenses its ride simulation films for a range of prices depending on the film, license term and site of theater.

         The primary markets for the Company's large format 2D and 3D theatres have been museums, visitor destination centers, and other institutional exhibition facilities frequented by large numbers of visitors. Increasingly, commercial movie theatre operators are also viewing large format theatres as a new entertainment option for their guests. The Company sells its large format theatres at prices which are separately negotiated.

         No single customer accounted for more than 10% of revenues in fiscal 1998, 1999 or 2000.

         The Company's sales typically are made pursuant to written contracts, and are denominated in United States dollars. International sales are generally backed by letters of credit. Consequently, the Company's operations historically have not been subject to risks related to currency fluctuations. The Company's sales contracts typically provide for progress payments that are timed to match related expenditures by the Company. The customer generally has the right to terminate the contract before completion by paying Iwerks its non-recoverable costs plus a termination fee. The Company offers a warranty on sales of its products, generally for a period of 12 months. The Company believes that its material contract terms are consistent with industry practices.

ENABLING TECHNOLOGIES

         With limited exceptions, the underlying technologies employed by the Company are in the public domain and generally available in the marketplace. However, the Company possesses substantial expertise in the design, modification and engineering of projection, film handling, and camera and audio technologies which it believes to be an important competitive factor.

         IMAGING SYSTEMS. The Company offers a variety of technologically advanced imaging systems.

         The Company's 8/70 is an eight perforation, 70-millimeter film system that operates at 24 or 30 frames per second. By comparison, most motion picture theatres use four perforation, 35-millimeter film that runs at 24 frames per second and standard 70-millimeter film is five perforation which also runs at 24 frames per second. The larger frame size and faster speed gives the Company's 8/70 a brighter and sharper image without the flicker and stroboscopic effects common with conventional 35 and 70-millimeter film systems. The Company's 8/70 is used in the Company's array of ride simulation systems and large format theatres common to museums, movie theatres and other venues where screen sizes up to 60' high and 80' wide or dome screens of 75' or less in diameter are suitable.

         The Company owns the proprietary patented Linear-Loop Projection ("LLP") Technology which offers the expanding large format market a genuine alternative to existing projection techniques. The LLP gently pushes film through the projector on a column of air unlike most projection systems that use gear mechanisms to pull film through. The LLP is designed to produce an image that is brighter and more stable than other projectors available. In 2000, the inventor of the patented Linear Loop technology, L. Ron Schmidt, was recognized by the Academy of Motion Picture Arts and Sciences as the recipient of an Academy Scientific and Achievement Award for the Linear Loop's superior concept, design and engineering.

         The Company's 15/70 is a fifteen perforation, 70-millimeter rolling loop projection system that handles the largest commercially available film size. This system projects an image area more than nine times that of conventional 35-millimeter film and 300% larger than standard 70-millimeter film. The Company's 15/70 is capable of achieving screen sizes up to 65' high and 85' wide and dome screens up to 85' in diameter that are generally found in high capacity theatres at world expositions and larger museums and visitor centers. Iwerks, 8/70 and 15/70 are used in the Iwerks Dome and Large Format Theatres.

         The Company offers high-resolution digital video imaging systems that utilize a laser disc source and produce a high quality video image. This imaging system is ideal for small ride simulation theatre systems.

         MOTION BASES. The Company's ride simulation theatres utilize either two seat or eight seat motion platforms. The two seat hydraulic base is a compact and highly responsive three-axis system, allowing a multitude of combinations of pitch (tilt from front to rear), vertical (move up and down) and roll (tilt from side to side) movements, which keep passengers in constant motion with the image. The Company introduced a new eight seat electro-mechanical base, which has six-axis of motion capable of producing the most realistic ride simulation available. The six-axis systems permit pitch, roll, vertical, sway, yaw (a turning motion), and surge (forward and back), all the motions available within a given motion envelope. Each motion base is a self-contained system, requiring only electronic communications and electrical power connections.

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

         The Company's manufacturing operations utilize a wide variety of electrical and mechanical components, raw materials and other supplies and services. The Company has developed multiple commercial sources for most components and materials, but it does use single sources for a limited number of standard and custom components. While delays in delivery of such single source components could cause delay in shipments of certain products by Iwerks, at this time, the Company has no reason to believe that any of the single-source vendors present a serious risk. Consistent with industry practice, the Company generally purchases components of its theatre systems upon receipt of an order. Certain components used by Iwerks, including lenses, hydraulic power sources and motion bases must be ordered up to four months in advance to assure timely delivery. The Company maintains an inventory of these items as it deems appropriate to service forecasted demand. Research and development costs are incurred in the design, construction and testing of prototype systems and are charged to expense as incurred. The research and development expenses were $766,000, $565,000 and $404,000 for the years ended June 30, 1998, 1999 and 2000, respectively. Of the expenses, 66%, 91% and 53% in 1998, 1999 and 2000, respectively, were for improvements to existing products and the remainder was for development of new products.

         In fiscal 1997, the Company acquired the technology and patents to produce the Linear Loop Projector. The Company utilizes LLP not only in its Large Format Theatres, but also as its projector of choice in larger ride simulation installations. Since the acquisition of this technology, the Company has continued to make modifications and enhancements to the LLP. The LLP is not an upgrade or rework of existing vendored products. The technology is unique, patented and has a distinct advantage compared to "geneva" driven models that preceded it.

         The Company acquires certain other projectors from third party suppliers and makes modifications to the projectors to fit the Company's use. Lenses and lamphouses incorporated in the projection systems are supplied to the Company by third parties.

         The Company and Eaton-Vickers Incorporated, a manufacturer of hydraulic components, jointly developed the hydraulically actuated seats which are used in the two-seat motion base-ride simulation theatre. Under the agreement pursuant to which the hydraulically actuated seats were developed, the Company owns all rights in and to the seats. Eaton-Vickers continues as the sole manufacturer of these motion bases on behalf of the Company; however, the Company has the right under its agreement with Eaton-Vickers to secure alternate sources of manufacturing at any time. The Company also purchases other products from Eaton-Vickers.

         The Company also has developed an electro-mechanical 8-seat base in conjunction with MOOG, Inc. The base actuates 6 degrees of movement and uses standard 110 volt electrical power as its source. In the development of the 8-seat simulator, a manufacturer was secured to execute the fiberglass seat as a finished product requiring no additional assembly or finishing by the Company. The finished product will be shipped directly to the installation site for installation.

PATENTS AND TRADEMARKS

         With the exception of certain features of Iwerks' motion base and motion control system used in its motion simulation theaters and certain features of its LLP, for which Iwerks owns United States patents, Iwerks does not have United States or foreign patent protection on its existing technology underlying its products. Iwerks intends to seek patent protection for any patentable technology developed in the future. Iwerks has registered certain marks under United States and international trademark laws.

Iwerks intends to take all steps necessary to cause these trademarks to have a perpetual existence, although Iwerks does not believe that its business is dependent on any of these marks.

EMPLOYEES

         At September 15, 2000, the Company employed 89 persons, of whom 22 were employed in management, finance and administration, 8 were employed in sales and marketing, and 59 were employed in operations (including 4 employees working on a temporary basis refurbishing the Company's portable ride simulation theaters that are being sold). None of the Company's employees are represented by a collective bargaining agreement. The Company believes that its relations with its employees are satisfactory.

ITEM 2. PROPERTIES.

         The Company maintains its principal facility in Burbank, California where it leases space under three separate leases on adjacent facilities consisting of 36,000, 23,460 and 7,596 square feet each, expiring September 30, 2001. The Company leases the space for an aggregate lease payment of approximately $42,400 per month. In June 2000, in an effort to reduce operating costs, the Company consolidated its operations into two of the existing buildings. The Company currently is seeking to sublease the third building (23,460 square feet).

ITEM 3. LEGAL PROCEEDINGS.

         The Company is a party to various actions arising in the ordinary course of business which, in the opinion of management, based in part on the advice of legal counsel, will not have a material adverse effect on the Company's financial condition or results of operations; however, there can be no assurance that the Company will not become a party to other lawsuits in the future, and such lawsuits could potentially have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         During the last quarter of the Registrant's fiscal year ended June 30, 2000, no matter was submitted to a vote of the security holders of the Registrant.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock is listed for quotation on The Nasdaq Small Capital Market. The table below sets forth, for the calendar quarters indicated, the high and low closing sales prices per share as reported on The Nasdaq Small Capital Market for the Iwerks Common Stock.

                                             HIGH             LOW
YEAR ENDED JUNE 30, 1999
First Quarter                             $   9 3/16        $ 4 5/32
Second Quarter                               6 25/32          2 3/16
Third Quarter                                  5 1/4          3 1/16
Fourth Quarter                               4 13/16          3 1/16

YEAR ENDED JUNE 30, 2000
First Quarter                             $  4 19/32        $2 26/32
Second Quarter                                 3 1/2         2 33/64
Third Quarter                                 3 9/16          1 9/16
Fourth Quarter                                 1 7/8           13/16

         As of September 15, 2000, Iwerks had approximately 804 holders of record. No dividends have been declared or paid since incorporation. Iwerks currently intends to retain earnings for use in its business and does not anticipate paying any cash dividends on its common stock in the foreseeable future.

         On July 28, 2000, the Company was notified by Nasdaq that the Company did not meet the continued listing requirements of The Nasdaq National Market. Accordingly, effective August 1, 2000 the Company was listed on the Nasdaq Small Capital Market pursuant to an exemption and the trading symbol of the Company's securities was changed from IWRK to IWRKC. The Company was granted a temporary exception from the continued listing requirements of the Nasdaq Small Capital Market and must satisfy these requirements, which it currently does not, on or before October 30, 2000. In the event the Company fails to comply, the Company's securities will be delisted from The Nasdaq Stock Market and the Company anticipates that its shares of common stock would begin trading on The Over The Counter Bulletin Board.

ITEM 6. SELECTED FINANCIAL DATA

                                                                  Fiscal Year Ended June 30,
                                            -----------------------------------------------------------------
                                               1996 (1)    1997(1)(2)   1998 (1)(3)    1999 (1)     2000 (4)
                                               --------    ----------   -----------    --------     --------
                                                          (IN THOUSANDS EXCEPT PER SHARE INFORMATION)
OPERATIONS:
Total revenue                                 $ 48,516     $ 39,584       $ 25,073     $ 34,869      $ 28,243
Income (loss) from operations                    2,464      (10,573)       (12,132)      (4,986)      (22,620)
Net income (loss)                             $  3,099     $ (9,956)      $(11,560)    $ (4,778)     $(22,507)
Net income (loss) per share - basic           $   0.98     $  (2.94)      $  (3.33)    $  (1.36)     $  (6.53)
Net income (loss) per share -diluted          $   0.91     $  (2.94)      $  (3.33)    $  (1.36)     $  (6.53)
Weighted average shares outstanding -            3,127        3,387          3,489        3,520         3,449
   basic
Weighted average shares outstanding -            3,470        3,387          3,489        3,520         3,449
   diluted

FINANCIAL POSITION (AT PERIOD END):
Cash, cash equivalents and short-term
    investments                               $ 25,281     $ 19,067       $ 10,464     $  6,717      $  2,733
Total assets                                    72,926       64,529         50,803       50,768        25,810
Capital lease obligations and notes payable      2,732        1,827          1,082        1,087         2,634
Stockholders' equity                            56,665       48,386         36,834       31,775         9,520
Total liabilities and stockholders' equity    $ 72,926     $ 64,529       $ 50,803     $ 50,768      $ 25,810

PER SHARE DATA (AT END OF PERIOD):
Net book value per common share               $  17.12     $  13.90       $  10.43     $   9.21      $   2.76
Common shares outstanding                        3,311        3,474          3,527        3,448         3,449

(1) Net income (loss) per share - basic and diluted, weighted average shares outstanding - basic and diluted, net book value per common share and common shares outstanding have been restated to reflect the 3.5 to 1 reverse stock split effective January 18, 2000.

(2) Net loss for 1997 includes the write-down of $5.6 million ($0.47 loss per share) for the impairment of long-lived assets for the portable ride simulation theaters and other fixed assets.

(3) Net loss for 1998 includes approximately $1.6 million of severance costs associated with a company-wide layoff and termination of certain officers, and an additional $1.6 million for merger related costs associated with the failed merger.

(4) Loss from operations and net loss include approximately $13.8 million for the impairment of goodwill and other assets.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company designs, engineers, manufactures, markets and services high-tech entertainment attractions which employ a variety of projection, show control, ride simulation and software technologies.

The Company currently: (a) sells and installs ride simulation attractions in specialty theatres, (b) sells and installs large format theatres (generally such theatres require projection technology which utilize film sizes ranging between five perforations per frame by 70 millimeters (5/70) and fifteen perforations per frame by 70 millimeter (15/70)), (c) sells and installs specialty theatres which include special "4D" effects, (d) licenses and distributes the films in its library to ride simulation, large format theatres and specialty 3D/4D attraction theaters, (e) produces films in the 5/70, 8/70 and 15/70 film format for its film library and for third parties, (f) invests in joint ventures by contributing its ride simulation technology, design and equipment and participating in the theatre profits, and (g) leases camera equipment and rents post production facilities.

         The Company's operating results in fiscal 2000 have decreased from fiscal 1999. This was primarily due to decreased hardware sales in North America, reduced film licensing revenue, film inventory write-downs and several large non-cash one-time adjustments. In the third quarter of fiscal 2000, the Company recorded a one-time non-cash write-down to goodwill associated with the acquisition of Omni Film International (Omni) in 1994 ($11.7 million). In the fourth quarter of fiscal 2000, the Company recorded impairment write-downs totaling $2.2 million (certain camera equipment-$1.58 million, portable ride simulation theaters -$594,000). In addition, the Company recorded a charge of $202,000 relating to the adoption of SOP 00-2, "Accounting by Producers or Distributors of Films." In the fourth quarter of fiscal 1999, results were adversely impacted by approximately $1.0 million due to the termination of one contract for a one-time research and development specialty project.

REVENUES FOR THE FISCAL YEARS ENDED JUNE 30, 1998, 1999 AND 2000 ARE ANALYZED IN THE FOLLOWING TABLE (IN THOUSANDS):

         The Company derives its revenues primarily from four sources: sales of hardware systems, licensing of films, owned and operated (portable ride simulation theatres and joint venture arrangements), and the production of films for third parties, rental of facilities and camera equipment.

Revenues for the fiscal years ended June 30, 1998, 1999 and 2000 are analyzed in the following table (in thousands):

                                                         Fiscal Year Ended June 30
                                  -------------------------------------------------------------------
                                       1998         %        1999          %        2000         %
                                    ---------      ----    ---------      ----   ---------      ----
Hardware sales & service            $  12,132       48%    $  19,305       55%   $  16,285       58%
Film licensing                          5,521       22%        7,191       21%       5,401       19%
Owned and operated                      6,871       28%        5,118       15%       2,294        8%
Film production and other                 549        2%        3,255        9%       4,263       15%
                                    ---------      ----    ---------      ----   ---------      ----
                                    $  25,073      100%    $  34,869      100%   $  28,243      100%
                                    =========      ====    =========      ====   =========      ====

         Revenues on sales of theatre systems are recognized on the percentage-of-completion method, measured by the ratio of percentage of labor hours incurred to-date to estimated total labor hours for each fixed-price contract, over the life of the contract. Accordingly, the timing of shipment and installation schedules as dictated by the customer can result in variability of quarterly revenues and earnings. Likewise, the cash received and used for the contract can vary from quarter-to-quarter with the revenue and cost recognition on the contract. The gross margin for each contract varies based upon pricing strategies, competitive conditions and product mix.

         Film Licensing revenues and related expenses are recognized at the beginning of the license period at which time the customer is billed the license fee and the film is delivered to the customer.

         Revenues from O&O consist of portable ride simulation theatres, revenues derived primarily from corporate sponsorship or ticket sales at state fairs, air shows, and similar events as well as revenues derived from fixed site joint venture revenues which includes Iwerks' contractual share of the sites' revenues or profits as applicable. In September 1999, the Company curtailed the Touring Division and decided to sell the assets. These assets are described as the portable ride simulation theaters and are reflected at their estimated fair value less cost to sell.

         Revenue from film production and other is generated primarily through the production of films for third parties, rental of camera equipment and the rental of postproduction facilities. The Company recognizes revenues and costs associated with the production of custom films on the percentage of completion method. The Company typically realizes a smaller margin from the sale of custom films in comparison to its theatre system sales.

         A significant portion of the Company's sales are made to customers located outside of the United States, primarily in Asia, South America, Europe, the Middle East and Canada. Sales from customers outside of the United States continue to increase as a percentage of total revenues. Sales from Asia, Europe and the Middle East account for 65% of the Company's total sales in fiscal 2000. Revenues for the fiscal years ended June 30, 1998, 1999 and 2000 attributable to sales to these areas are summarized in the following table (in thousands):

                                         1998                         1999                         2000
                              --------------------------    --------------------------   ------------------------
                                          Percentage of                 Percentage of               Percentage of
                                AMOUNT    TOTAL REVENUE      AMOUNT     TOTAL REVENUE     AMOUNT    TOTAL REVENUE
                               --------   -------------     ----------  -------------    ---------  -------------
Asia                           $  5,660       22.6%         $   10,434       29.9%       $   9,800       34.7%
South America (including
  Mexico                          2,493        9.9%                550        1.6%           1,128        4.0%
Europe and Middle East            1,672        6.7%              8,148       23.4%           8,429       29.8%
Canada                            1,596        6.4%                503        1.4%             386        1.4%
                               --------       -----         ----------       -----      ----------       -----
Total Export Revenues          $ 11,421       45.6%         $   19,635       56.3%          19,743       69.9%
                              =========      ======         ==========      ======      ==========      ======

         A sales representative maintains offices in Hong Kong and Shanghai to support sales to Asia. The Company also maintains an office in London, England to support its European sales. South American sales are supported out of the Sarasota, Florida office. International operations and sales may be subject to political and economic risks, including political instability, currency fluctuations, changes in import/export regulations, tariff and freight rates. In addition, various forms of protectionist trade legislation have been proposed in the United States and in certain other countries. Any resulting change in current tariff structures or other trade and monetary policies could adversely affect Iwerks' international operations. Political and economic factors have been identified by the Company with respect to certain markets in which it competes. There can be no assurance that these factors will not result in customers of the Company defaulting on payments owed to Iwerks, or in the reduction of potential purchases of the Company's products. For example, turmoil in the economies of the countries in Asia has historically had a material adverse effect on the Company's revenues and results of operations. Revenues attributable to sales in Asia declined from $13.7 million for fiscal 1997 (representing 34.6% of the Company's revenues) to $5.7 million in fiscal 1998 (representing 22.6% of the Company's revenues). Fiscal 1999 sales to Asia increased to $10.4 million (representing 29.9% of the Company revenues). During fiscal 2000, sales to Asia remained strong at $9.8 million (representing 34.7% of the Company's revenue). The Company is not able to predict to what extent, or for what period, economic trends may adversely affect the sales of its products. Typically, sales outside the United States are denominated in United States dollars and are backed by bank letters of credit, which reduce the risks related to international sales.

COMPARISON OF YEAR ENDED JUNE 30, 2000 TO YEAR ENDED JUNE 30, 1999

         REVENUES

         Revenue for the fiscal year ended June 30, 2000 decreased $6.6 million or 19% from the fiscal year ended June 30, 1999 due to the factors described below.

         Hardware sales and service decreased by $3.0 million or 16% from the prior fiscal year. Hardware sales in North America decreased by $5.7 million or 68%. Due to the lead-time involved in completing our contracts, bookings in one fiscal year are typically recognized as revenue in the following fiscal years. The reduction in North American revenues in fiscal 2000 primarily is due to the Company concentrating it's large format sales efforts on the commercial exhibitor market in fiscal 1999. Commercial exhibitors have been experiencing financial difficulties. Consequently, these exhibitors have not purchased large format product to the extent we expected. We also believe that fiscal 2000 sales were adversely effected by changes in the Company's sales team in fiscal 1999. Hardware sales in the Asia region increased from the prior year by $1.5 million or 30%, South American hardware sales increased by $473,000 or 164% and European and Middle Eastern hardware sales increased by $418,000.

         Film licensing revenues for fiscal 2000 decreased approximately $1.7 million or 24% compared to the comparable prior year period. This was primarily due to certain theaters that signed multiple year contracts in fiscal 1999. The Company recognized the revenue in the prior year, consequently no revenue was recognized in the current year for these licenses. In addition, the Company experienced a decline in new hardware installations as compared to last year.

         O&O revenue for fiscal 2000 decreased by approximately $2.8 million or 55% as compared to the same period last year, primarily due to a decrease of approximately $2.4 million in the Touring Division and a decrease in revenue from the fixed site joint ventures of approximately $450,000. The decline in sales and related expenses in the Touring Division is due to the Company's decision to curtail the division in September 1999 and actively pursue the sale of the portable ride simulation theaters. The decrease in joint venture revenue is the result of reduced attendance levels at our joint venture sites.

         Film production and other revenue for fiscal 2000 increased by approximately $940,000 or 28% compared to the comparable prior year period.
This was primarily due to three film production deals in fiscal 2000 compared to one in fiscal 1999.

         COST OF SALES

         Cost of sales primarily includes costs of theatre systems sold, expenses associated with operating portable ride simulation theatres and costs associated with film production and distribution. The cost of theatre systems includes the cost of components, customization, engineering, project management, assembly, system integration, installation and estimated warranty expenses. Also included in cost of sales are royalties payable to a former joint venture partner which will expire in January 2001. The costs associated with film distribution primarily reflect amortization of film production costs and royalties paid to third parties. The cost of sales associated with operating portable ride simulation theatres includes costs for personnel, depreciation, event fees, fuel, insurance and maintenance.

         Cost of sales as a percentage of sales was 92% for fiscal 2000 as compared to 78% for fiscal 1999. One contributing factor to the increase is an increase in hardware cost of sales due to unexpected cost overruns during the installation phase of certain projects. In addition, the Company recorded write-downs on certain films in the final two quarters of fiscal 2000. Additionally, the Company experienced an increase in film production, which typically have a higher cost of sales. Finally, in the fourth quarter of fiscal 2000, the Company increased its reserve for inventory obsolescence.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses include, among other things, personnel costs, trade shows and other promotional expenses, sales commissions, travel expenses, public relation costs, outside consulting and professional fees, depreciation of fixed assets, amortization of goodwill, departmental administrative costs and research and development costs.

         Selling, general and administrative expenses were $12.6 million and $11.1 million, for fiscal 1999 and 2000, respectively. The reduction is primarily due to reduced marketing expenses, professional services, insurance costs and research and development expenses, partially offset by an additional expense to settle a claim with a former employee.

         IMPAIRMENT OF LONG-LIVED ASSETS

         In the third quarter of fiscal 2000, the Company recognized a one-time non-cash write-down of goodwill of $11.7 million associated with the acquisition of Omni in 1994. Although the Company continues to service Omni related products, the Company decided to discontinue the sale of these products in the third quarter of fiscal 2000. The Company determined that the Omni product offerings were more costly to produce and can be replaced with newer, more reliable and more cost effective technology, which the Company owns. Thus, the goodwill related to the Omni acquisition was determined to be impaired.

         In the fourth quarter of fiscal 2000, the Company recorded a non-cash write-down for impaired assets totaling $2.2 million. This write-down relates to certain camera equipment and the portable ride simulation theaters that are for sale.

         INTEREST INCOME & EXPENSE

         Interest income for fiscal 1999 and 2000 was approximately $366,000 and $144,000, respectively. The decrease from 1999 to 2000 resulted primarily from a reduction in the invested cash balances during the 2000 fiscal year.

         Interest expense for fiscal 1999 and 2000 was $156,000 and $253,000, respectively. This increase is due to having an outstanding notes payable balance for a full year in fiscal 2000.

         INCOME TAXES

         The provision for income taxes or (benefit) was $2,000 and ($222,000) for the years ended June 30, 1999 and 2000, respectively. As the Company has significant net losses, the income tax provisions are primarily for foreign taxes and minimum state taxes. The fiscal 2000 tax benefit is the result of a $234,000 federal tax refund relating to a prior year.

         NET LOSS

         The Company recorded a net loss of $4,778,000 in 1999, compared to a net loss of $22,507,000 in 2000 due to the aforementioned reasons.


COMPARISON OF YEAR ENDED JUNE 30, 1999 TO YEAR ENDED JUNE 30, 1998

         REVENUES

         Revenue for the fiscal year ended June 30, 1999 increased $9.8 million or 39% from the fiscal year ended June 30, 1998 revenue due to the factors described below.

         Hardware sales and service increased by $7.2 million or 59% from the prior fiscal year. Hardware sales in the Asian region increased by $2.7 million, North American hardware sales increased by $2.6 million and hardware sales in Europe increased by $3.5 million. The only decline in hardware sales was in the South American region where sales declined by approximately $1.0 million.

         Film licensing revenues increased by approximately $2.3 million or 42% compared to the same period last year. These results are due to new film venues in fiscal 1999 from new hardware sales, as well as new theme park attractions, several of which have signed multiple year license agreements. Many of these new venues are a direct result of new films that the Company released this year.

         O&O revenue decreased by approximately $1.8 million as compared to the same period last year, primarily due to declining sales of approximately $2.0 million in the Touring Division, partially offset by an increase in revenue from the fixed site joint ventures of approximately $279,000. The decline in sales, and related expenses, in the Touring Division is due to the Company's decision to participate in fewer events than the prior year, focusing on the more profitable events. The increase in joint venture revenue is the result of three additional joint venture sites opened during the second quarter of fiscal year 1999.

         Film Production and other revenue increased by approximately $2.0 million. This was primarily due to the Company securing one major film production deal in fiscal 1999 compared to none in fiscal 1998.

         COST OF SALES

         Cost of sales primarily includes costs of theatre systems sold, expenses associated with operating portable ride simulation theatres and costs associated with film production and distribution. The cost of theatre systems includes the cost of components, customization, engineering, project management, assembly, system integration, installation and estimated warranty expenses. Also included in cost of sales are royalties payable to a former joint venture partner. The costs associated with film distribution primarily reflect amortization of film production costs over the lives of certain films and royalties paid to third parties. The cost of sales associated with operating portable ride simulation theatres includes costs for personnel, depreciation and amortization, event fees, fuel, insurance and maintenance.

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

         MERGER RELATED EXPENSES

         The Company incurred approximately $1.8 million of non-recurring expenses related to the proposed merger with Showscan that did not receive the required shareholder vote in March 1998. These costs were primarily professional legal, accounting and investment banking fees of which approximately $1.6 million was expensed in fiscal 1998. Approximately $0.2 million was expensed in fiscal 1997.

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

COMPANY'S SEASONALITY AND FLUCTUATING QUARTERLY RESULTS

         The following tables set forth unaudited data regarding operations for each quarter of fiscal 1999 and 2000 and the percentage of the Company's revenue and expenses represented by each item of the respective quarter. This quarterly information has been prepared on the same basis as the annual consolidated financial statements and, in management's opinion, contains all adjustments necessary to fairly state the information set forth herein. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                  Fiscal 1999                               Fiscal 2000
                                     First     Second    Third     Fourth     First      Second    Third     Fourth
(DOLLARS IN THOUSANDS)               QUARTER   QUARTER   QUARTER   QUARTER    QUARTER    QUARTER   QUARTER   QUARTER
----------------------               -------   -------   -------   -------    -------    -------   -------   -------
Revenue                              $  7,373  $  8,649  $ 10,423  $  8,424   $  7,609   $  9,159  $ 5,913   $  5,562
Cost of Sales                           5,378     6,146     7,669     8,017      6,365      7,903    5,474      6,178
                                    ---------  --------  --------  --------   --------   --------  -------   --------
Gross Margin                            1,995     2,503     2,754       407      1,244      1,256      439       (616)
Selling, General and
   Administrative Expense               3,050     3,388     3,174     3,033      2,755      3,375    2,735      2,226
Impairment of Long-Lived Assets             -         -         -         -          -          -  (11,658)    (2,174)
                                    ---------  --------  --------  --------   --------   --------  --------  ---------
Interest (income) expense, net            (65)      (64)      (31)      (50)        40        (37)      63         43
                                    ---------- --------- --------- --------   --------   --------- -------   --------
Loss before provision for taxes          (990)     (821)     (389)   (2,576)    (1,571)    (2,082) (14,017)    (5,059)
Provision (benefit) for taxes               -         -         -         2          -       (199)       -        (23)
                                    ---------  --------  --------  --------   --------   --------- -------   ---------
Net loss                             $   (990) $   (821) $   (389) $ (2,578)  $ (1,571)  $ (1,883) $(14,017) $ (5,036)
                                    ========== ========= ========= =========  =========  ========= ========= =========

         The Company's operating results fluctuate from quarter to quarter as a result of the timing of theatre system shipments, the mix of theatre system contracts, the completion of custom film contracts and the amount of revenues from portable simulation theatre and film licensing agreements. Hardware sales will likely continue to experience quarterly fluctuations which cannot be reasonably predicted, as they are substantially dependent on the customers' varying delivery and installation requirements.

         Significant portions of the Company's operating expenses are relatively fixed, and planned expenditures are primarily based upon revenue forecasts. The sales cycle for the sale of a single attraction by the Company typically ranges between six and eighteen months. The Company has little control over the timing of customer purchases.

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

LIQUIDITY AND CAPITAL RESOURCES

         In fiscal 2000, approximately $2.0 million in cash was used in operating activities and $0.4 million was used in financing activities, offset by $0.8 million provided by investing activities. Investing activities primarily consisted of additions to film inventory ($0.6 million) and the purchase of property and equipment ($0.8 million) offset by the maturity of investments ($2.5 million). Financing activities consisted primarily of payments on capital leases ($0.6 million) offset by the issuance of common stock warrants ($0.3 million).

         At June 30, 2000 the Company had cash and short-term investments of approximately $2.7 million, $1.2 million of which is restricted. The Company's cash and short-term investment balances have continued to decline since June 30, 2000 and the Company expects to experience further declining balances during the remainder of fiscal 2001. Because of the substantial reductions in the Company's cash balances over the last twelve months, and contractual restrictions on the use of some of its cash balances, the Company may not be able to continue operations at its current levels. The Company is dependent upon current cash collections to meet its operating needs and pay its current liabilities. The Company has experienced significant difficulty in accurately projecting its cash balances historically. The Company's cash flow is dependent on the timing of delivery of hardware systems, collections and the signing of new contracts, all of which are difficult to predict with accuracy. Further complicating its ability to project cash balances is that the timing of progress payments of the hardware projects are dependent upon achieving certain performance milestones under its hardware sales agreements. In addition, progress payments on some of the Company's hardware sales agreements are not sufficient to provide for the cost of assembly and delivery of the systems, requiring the Company to fund the cash cost of performing on the agreements.

         The Company determined to sell its portable ride simulation theaters, which when sold, will generate cash and is considering a number of other options to improve the financial condition of the Company. Subsequent to year end one portable ride simulation theater was sold. There can be no assurance that any additional ride simulation theaters will be sold. The Company also is aggressively seeking additional debt or equity financing and other strategic alternatives. However, recent operating losses, the Company's declining cash balances, the Company's historical stock performance, the recent decline in revenue, and a general decrease in investor interest in the Company's industry, may make it difficult for the Company to attract equity investments or debt financing or strategic partners on terms that are deemed to be favorable to the Company. In addition, the transfer from The Nasdaq National Market to The Nasdaq Small Capital Market together with the Company's trading status under an exemption from the continued listing requirements may make it more difficult for the Company to attract financing. The Company has been aggressively seeking additional equity or debt financing for more than the last twelve months and to date has been unsuccessful in attracting new financing. If the Company's financial condition continues to worsen and it is unable to successfully attract equity or debt financing or other strategic transactions, the Company could be forced to consider steps that would protect its assets against its creditors. The Company's independent auditors' report contains an emphasis paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern.

         In order to preserve cash, the Company has been required to reduce expenditures for capital projects (including new films), research and development, and in its corporate infrastructure, any of which may have a material adverse affect on the Company's future operations. Further reductions in its cash balances could require the Company to make more significant cuts in its operations, which would have a material adverse impact on its future operations. There can be no assurance that the Company can achieve these reductions over a short enough period of time in order to allow it to continue as a going concern.

RISK FACTORS

         WE HAVE A HISTORY OF LOSSES AND THERE CAN BE NO ASSURANCE THAT WE WILL BE ABLE TO ACHIEVE PROFITABLE OPERATIONS IN FISCAL 2001.

         We have not been profitable in five of the last six years and have an aggregate net loss for the last six years of $59.2 million. During fiscal 2000, we incurred a net loss of $22.5 million. Because substantial portions of our expenses are fixed and our gross margin is relatively low, achieving profitability depends upon our ability to generate and sustain substantially higher revenues. Although we have implemented plans to increase revenues and operating margin, we can not assure you that we will be able to do so and consequently we may experience additional losses in fiscal 2001. We expect that our cash on hand, together with cash generated by operations, cannot sufficiently fund future operating losses and capital requirements, and we have attempted to raise additional capital. To date, we have not been able to obtain additional financing in amounts or on terms acceptable to us.

         WE ARE TRADING ON THE NASDAQ SMALL CAPITAL MARKET UNDER AN EXEMPTION AND MAY BE DELISTED IF WE DO NOT MEET THE CONTINUED LISTING REQUIREMENTS ON OR BEFORE OCTOBER 30, 2000.

         On July 28, 2000, we were notified by The Nasdaq Stock Market that we did not meet the continued listing requirements of the Nasdaq National Market. Accordingly, effective August 1, 2000, our common stock was removed from trading on the Nasdaq National Market and listed on The Nasdaq Small Capital Market. Our common stock currently is trading under an exemption from the continued listing requirements of The Nasdaq Small Capital Market. If we do not meet these requirements on or before October 30, 2000, we may be delisted from The Nasdaq Small Capital Market, in which case we anticipate that we would apply for our common stock to trade on the Over The Counter Bulletin Board. If we are delisted from The Nasdaq Small Capital Market, it may be more difficult to raise additional debt or equity financing.

         WE DEPEND ON SINGLE OR LIMITED SUPPLIERS FOR CERTAIN OF OUR COMPONENTS AND IF THESE SUPPLIERS ARE UNABLE TO PROVIDE THESE COMPONENTS, WE MAY EXPERIENCE DELAYS IN PRODUCT SHIPMENT AND ADDITIONAL COSTS.

         We currently use only one or a limited number of suppliers for certain of the components that we use in our theater systems. If our suppliers are unable to deliver these components to us we may be unable to locate an alternate source of these components, which would result in a material adverse effect on our revenues, results of operations, liquidity and financial position. Our reliance on a limited number of vendors involves many risks including:

          o    Shortages of certain key components;

          o    Delays in product shipment;

          o    Product performance shortfalls;

          o Additional costs associated with the purchase of the components from alternative suppliers; and

          o Reduced control over delivery schedules, manufacturing capabilities, quality and costs;

         If any of our suppliers suffers business disruptions, financial difficulties, or if there is any significant change in condition of our relationship with the supplier, our costs of goods sold may increase or we may be unable to obtain these key components for our products. In any event, our revenues, results of operations, liquidity and financial condition would be adversely affected. While we believe that we can obtain most of the components necessary for our products from other manufacturers, any unanticipated change in the source of our supplies, or unanticipated supply limitations, could adversely affect our ability to meet our product orders.

         IT IS POSSIBLE THAT OUR CURRENT FILM SOFTWARE MAY NOT SUSTAIN ITS POPULARITY AND OUR NEW FILM SOFTWARE MAY NOT BECOME POPULAR.

         A substantial portion of our revenue is dependent upon the production and distribution of entertainment film software for exhibition on our theatre systems. Each production is an individual artistic work. We try to develop and produce film software that will achieve high market acceptance. However, market acceptance depends upon many factors beyond our control, including:

o    audience reaction;

o    competing programming;

o    other forms of entertainment;

o    perceived quality of programming.

         We cannot assure you that our film software will obtain market acceptance. If our film software becomes less popular, we will most likely derive less revenue from the license of our film library and from new hardware sales.

         OUR COMPETITIVE POSITION IS DEPENDENT ON CONTINUING TO INVEST IN NEW FILM PRODUCTIONS. IF WE ARE UNABLE TO DO SO, IT COULD HAVE A NEGATIVE IMPACT ON OUR REVENUES.

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

         Sales to customers outside the United States accounted for approximately 46%, 56% and 70% of our revenues in fiscal 1998, 1999 and 2000, respectively. We believe that international sales will continue to represent a significant portion of our total sales. Our foreign sales subject us to a number of risks including:

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

         WE ARE DEPENDENT ON THE STRENGTH OF THE NATIONAL AND INTERNATIONAL ECONOMIES. RECESSIONARY OR DEFLATIONARY CONDITIONS IN ANY OF OUR PRINCIPAL MARKETS COULD REDUCE OUR SALES AND PROFITABILITY.

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

         Our quarterly revenues and operating results are difficult to forecast. As a result, we believe that the period-to-period comparisons for operating results are not necessarily reliable indicators of our future performance. A variety of factors may affect our operating results, including factors which are outside our control. These factors include the following:

o    the size and timing of customer orders;

o the timing, introduction or enhancement of products by us or our competitors;

o    the timing and level of our operating expenses.

         Any unanticipated change in operating results may cause our stock prices to fluctuate since such changes reflect new information for investors and analysts. New information causes investors and analysts to revalue our stock and this in the aggregate could cause our stock price to fluctuate.

         OUR CUSTOMERS HAVE THE RIGHT TO TERMINATE THEIR CONTRACTS WITH US IN CERTAIN CIRCUMSTANCES WHICH CAN HAVE AN ADVERSE EFFECT ON OUR CASH FLOW.

         Our hardware sales contracts typically provide that the customer may terminate our contract prior to delivery. However, a customer canceling its contract is obligated to pay to us a cancellation fee equal to the costs committed or incurred plus 20%. Customers typically pay a deposit upon execution of a contract. If a customer cancels a contract and the amount of the deposit exceeds the cancellation fee, we are contractually obligated to refund the excess to the customer. In the event of a large refund, we could experience a negative impact on cash flow.

         IF WE ARE SUED ON A PRODUCT LIABILITY CLAIM, OUR INSURANCE POLICIES MAY NOT BE SUFFICIENT.

         Although we maintain general liability insurance and product liability insurance, our insurance may not cover all potential types of product liability claims to which manufacturers are exposed or may not be adequate to indemnify us for all liability that may be imposed. Any imposition of liability that is not covered by insurance or is in excess of our insurance coverage could harm our business.

         IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS ADEQUATELY, THE ADVANTAGES OF OUR RESEARCH, MANUFACTURING AND DISTRIBUTION SYSTEMS MAY BE REDUCED AS COMPETITORS ADOPT SOME OR ALL OF THESE TECHNIQUES.

         Since our business depends in part on intellectual property rights, our ability to compete effectively depends in part on our ability to develop and maintain proprietary aspects of our technology in creative works. We currently hold several patents on the design elements of our products and also rely on a combination of trademark, trade secret, copyright and other intellectual property laws to protect our proprietary rights. Such rights, however, may not preclude competitors from developing products that are essentially equivalent or superior to ours. In addition, many aspects of our product are not subject to intellectual property protection and therefore may be reproduced by our competitors.

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

         Whether or not an intellectual property litigation claim is valid, the cost of responding to it, in terms of legal fees and expenses and the diversion of management resources, could harm our business.

         THE ABILITY OF OUR BOARD OF DIRECTORS TO ISSUE PREFERRED STOCK AND OUR STOCKHOLDER RIGHTS PLAN MAY MAKE TAKEOVER ATTEMPTS DIFFICULT OR IMPOSSIBLE.

         Our Board of Directors has the authority, without any action of the shareholders, to issue up to one million shares of Preferred Stock and to fix the rights and preferences of those shares. In addition, we have in place a Stockholder Rights Plan. The ability of our Board to issue Preferred Stock and the existence of the Stockholder Rights Plan may have the effect of delaying, deferring or preventing a change of control, may discourage bids for our common stock at a premium over its market price and may adversely affect the market price, and the voting and rights of the holders of our Common Stock.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                         REPORT OF INDEPENDENT AUDITORS

         The Board of Directors
         Iwerks Entertainment, Inc.

         We have audited the accompanying consolidated balance sheets of Iwerks Entertainment, Inc. as of June 30, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Iwerks Entertainment, Inc. at June 30, 1999 and 2000 and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

         The accompanying consolidated financial statements have been prepared assuming that Iwerks Entertainment, Inc. will continue as a going concern. As more fully described in Note 1, the Company has incurred significant operating losses in the current year, has a large accumulated deficit and working capital deficiency at June 30, 2000 and has been unable to meet all of its obligations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.



         Los Angeles, California                     Ernst & Young LLP
         September 26, 2000

                           IWERKS ENTERTAINMENT, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                          ASSETS

                                                      (IN THOUSANDS)

                                                                                               June 30,
                                                                                    ---------------------------------
                                                                                        1999                 2000
                                                                                    ------------         ------------
    Current assets:

         Cash and cash equivalents                                                  $      4,217         $      2,733

         Short-term investments                                                            2,500                    -

         Trade accounts receivable, net of allowance for doubtful
             accounts                                                                      5,619                3,963

         Costs and estimated earnings in excess of billings on
             uncompleted contracts                                                         1,495                2,194

         Inventories                                                                       5,110                2,650

         Assets held for sale - current                                                        -                  858

         Other current assets                                                                445                  497
                                                                                    ---------------      --------------

             Total current assets                                                         19,386               12,895

    Portable ride simulation theatres at cost, net of accumulated
          depreciation                                                                     2,783                    -

    Property and equipment at cost, net of accumulated depreciation and
          amortization                                                                     5,626                3,693

    Film inventory at cost, net of accumulated amortization                                4,861                2,222

    Goodwill, net of accumulated amortization                                             14,115                1,953

    Other assets                                                                           3,997                3,292

    Assets held for sale - long term                                                           -                1,755
                                                                                    ---------------      --------------

            Total assets                                                            $     50,768         $     25,810
                                                                                    ===============      ==============




                             See accompanying notes.

                           IWERKS ENTERTAINMENT, INC.

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                             June 30,
                                                                                        1999          2000
                                                                                  --------------  -------------
    Current liabilities:

         Accounts payable                                                         $      3,244    $      3,943

         Accrued expenses                                                                6,115           5,780

         Notes payable, current portion                                                    737           1,842

         Billings in excess of costs and estimated
              earnings on uncompleted contracts                                          7,008           3,797

         Deferred revenue                                                                   10             136

         Capital leases, current portion                                                   792             459
                                                                                  --------------  -------------
                      Total current liabilities                                         17,906          15,957

    Notes payable, net of current portion                                                  797             333

    Capital lease obligations, net of current portion                                      290               -
                                                                                  --------------  -------------
                      Total liabilities                                                 18,993          16,290

    Stockholders' equity:
         Preferred stock, $0.01 par value, 1,000,000 authorized, none                        -               -
              issued and outstanding
         Common stock, $.001 par value,  50,000,000 shares authorized;                      57              57
              3,539,856 (1999) and, 3,540,915 (2000) issued and outstanding

    Paid-in capital                                                                     78,084          78,086

    Treasury stock, 91,600 shares at cost                                                 (341)           (341)

    Warrants                                                                                 -             250

    Accumulated deficit                                                                (46,025)        (68,532)
                                                                                  --------------  -------------
    Total stockholders' equity                                                          31,775           9,520
                                                                                  --------------  -------------
    Total liabilities and stockholders' equity                                    $     50,768    $     25,810
                                                                                  ==============  =============




                                             See accompanying notes.

                           IWERKS ENTERTAINMENT, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                               Years ended June 30,
                                                                  -------------------------------------------
                                                                     1998            1999           2000
                                                                  -------------   ------------   ------------
Revenue                                                           $   25,073      $    34,869    $    28,243

Cost of Sales                                                         19,653           27,210         25,920
                                                                  -------------   ------------   ------------
Gross margin                                                           5,420            7,659          2,323

Selling, general and administrative expenses                          15,999           12,645         11,111

Merger related expenses                                                1,553                -              -

Impairment of long-lived assets                                            -                -         13,832
                                                                  -------------   ------------   ------------
Loss from operations                                                 (12,132)          (4,986)       (22,620)

Interest income                                                          842              366            144

Interest expense                                                        (247)            (156)          (253)
                                                                  -------------   ------------   ------------
Loss before provision (benefit) for income taxes                     (11,537)          (4,776)       (22,729)

Provision (benefit) for income taxes                                      23                2           (222)
                                                                  -------------   ------------   ------------
Net loss                                                          $  (11,560)     $    (4,778)   $   (22,507)
                                                                  =============   ============   ============
Loss per common share - basic and diluted                         $    (3.33)     $     (1.37)   $     (6.53)
                                                                  =============   ============   ============
Weighted average shares outstanding - basic and diluted            3,489,000        3,520,000      3,449,000






                             See accompanying notes.

                           IWERKS ENTERTAINMENT, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                                          Common Stock
                                                                                       Paid-In   Treasury  Accumulated
                                                        SHARES     AMOUNT  WARRANTS    CAPITAL    STOCK       DEFICIT    TOTAL
                                                     ---------     ------  --------   ---------  --------  -----------  -------
     Balance at June 30, 1997                            3,474     $   57    $    -     $78,016  $     -   $(29,687)    $48,386

     Common stock options and warrants exercised             7          -         -          8         -          -           8

     Issuance of  common  stock issued in
     with the class action settlement                       46          -         -          -         -          -           -

     Net loss                                                -          -         -          -         -    (11,560)    (11,560)
                                                     ---------     ------  --------   ---------  --------  ---------    -------
     Balance at June 30,  1998                           3,527         57         -     78,024         -    (41,247)     36,834

     Common stock options and warrants exercised            13          -         -         60         -          -          60

     Purchase of treasury stock                            (92)         -         -          -   $  (341)         -        (341)

     Net loss                                                -          -         -          -         -     (4,778)     (4,778)
                                                     ---------     ------  --------   ---------  --------  ---------    -------
     BALANCE AT JUNE 30, 1999                            3,448         57         -     78,084      (341)   (46,025)     31,775

     COMMON STOCK OPTIONS AND WARRANTS EXERCISED             1          -         -          2         -          -           2

     PROCEEDS FROM ISSUANCE OF WARRANTS                      -          -    $  250          -         -          -         250

     NET LOSS                                                -          -         -          -         -    (22,507)    (22,507)
                                                     ---------     ------  --------   ---------  --------  ---------    -------
     BALANCE AT JUNE 30, 2000                            3,449     $   57    $  250     $78,086  $  (341)  $(68,532)    $ 9,520
                                                     =========     ======  ========   =========  ========  =========    =======




                             See accompanying notes.

                           IWERKS ENTERTAINMENT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                    Year ended June 30,
                                                                           ------------------------------------
OPERATING ACTIVITIES                                                           1998          1999       2000
                                                                           ------------  ----------  ----------
Net loss                                                                    $ (11,560)   $ (4,778)   $ (22,507)
Adjustments to reconcile net loss
  to net cash provided by  (used in) operating activities:
    Depreciation and amortization                                               4,628        4,696       5,767
    Impairment of long-lived assets                                                 -            -      13,832
    Changes in operating assets and liabilities:
        Trade accounts receivable, net                                          1,926       (2,098)      1,656
        Costs and estimated earnings in excess of
           billings on uncompleted contracts                                    4,765           79        (699)
        Inventories                                                               469       (1,744)      2,748
        Other current assets                                                     (139)         261         (52)
        Accounts payable and accrued expenses                                  (3,423)         554         364
        Billings in excess of costs and estimated
            earnings on uncompleted contracts                                   1,981        4,037      (3,211)
        Deferred revenue                                                           30         (298)        126
                                                                           ------------  -----------  ----------
           Net cash (used in) provided by operating activities                 (1,323)         709      (1,976)

INVESTING ACTIVITIES
Investment in limited partnership and joint ventures                             (426)        (991)        (92)
Investment in portable simulation theatres and patents                            (46)         (34)        (99)
Purchases of property and equipment                                            (2,333)      (2,168)       (811)
Additions to film inventory                                                    (3,917)      (1,565)       (649)
Investment in debt securities                                                  12,537          422       2,500
                                                                           ------------  -----------  ----------
        Net cash provided by (used in) investing activities                     5,815       (4,336)        849

FINANCING ACTIVITIES
Issuance of note payable                                                            -        1,534         363
Payments of notes payable                                                         (81)           -        (207)
Issuance of warrants                                                                -            -         250
Payments on capital leases                                                       (681)        (804)       (623)
Exercise of stock options                                                           8           60           2
Repurchase of common stock                                                          -         (341)          -
Other                                                                             196         (147)       (142)
                                                                           ------------  -----------  ----------
        Net cash (used in) provided by financing activities                      (558)         302        (357)
                                                                           ------------  -----------  ----------
Net increase (decrease) in cash and cash equivalents                            3,934       (3,325)     (1,484)
Cash and cash equivalents at beginning of year                                  3,608        7,542       4,217
                                                                           ------------  -----------  ----------
Cash and cash equivalents at end of year                                    $   7,542    $   4,217    $  2,733
                                                                           ============  ===========  ==========


                             See accompanying notes.

SUPPLEMENTAL INFORMATION TO CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               Year ended June 30,
                                                        -------------------------------
                                                         1998        1999       2000
                                                        ------      ------     --------
      Cash paid (received) during the year for:

         Interest                                       $  244       $ 163     $  253

         Income taxes                                   $   23       $  11     $ (222)


         Supplemental disclosures of non-cash investing and financing activities:

         In 1999, the Company issued a note payable for approximately $1.5 million in connection with the termination of a customer contract (see Note 15).





                             See accompanying notes.

                           IWERKS ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   GOING CONCERN MATTERS

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced significant operating losses in the current and prior years. In addition, the Company has been unable to pay all of its trade creditors and certain other obligations in accordance with their terms and some of the Company's creditors have refused to provide further product or services except on a C.O.D. basis. Management intends to improve liquidity in various ways such as (a) the completion of equity or debt financing or other strategic transactions; (b) the continued monitoring and reduction of manufacturing, facility and administrative costs including reduction of personnel; and (c) the sale of its portable ride simulation units. However, there is no assurance that the Company will succeed in accomplishing any or all of these initiatives. The fiscal 2000 consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

2.   BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Consolidation and Basis of Presentation - Iwerks is a Delaware corporation. Iwerks designs, manufactures, installs and services high resolution, proprietary motion picture theatre attractions. Iwerks' attractions are built around a variety of theatre systems, including fixed and portable simulators, large format theatres, 3D theatres, 4D specialty theatres and the licensing of the related software.

         Iwerks operates in one business segment, the manufacture, distribution and operation of entertainment hardware and software.

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

         Iwerks provides a warranty for contracts generally for a period of twelve months. Such warranty costs are included in cost of sales. The warranty accrual as of June 30, 1999 and 2000 was $1,028,000, and $963,000 respectively, and is included in accrued expenses in the accompanying consolidated balance sheets.

         Iwerks also earns revenues for the production of films for outside parties. Iwerks recognizes such producer fee revenue as the services are rendered.

         Iwerks generally licenses films at agreed-upon minimum amounts. Revenues from film licenses are recognized when the license period begins and the programming is available pursuant to the terms of the license agreement.

         Trade Accounts Receivable primarily consists of amounts due on contracts and film licenses. Allowance for doubtful accounts was $1,823,000 at June 30, 1999 and $933,000 at June 30, 2000.

         Inventories consist primarily of simulation system equipment components and are stated at the lower of cost or market on an average cost basis.

         Change in Accounting Principle--In June 2000, Statement of Position 00-2 "Accounting by Producers or Distributors of Films" (SOP 00-2), was issued. SOP 00-2 establishes new financial accounting and reporting standards for producers and distributors of films, including changes in measuring impairment of film costs. The Company has adopted the provisions of SOP 00-2 as of July 1, 1999.

         SOP 00-2 requires the use of a fair value approach when measuring impairment of film costs. The Company utilizes discounted cash flows to determine fair value, which differs from the net realizable value approach utilized by the Company pursuant to the previous accounting model and under which cash flows were not discounted. In connection with the adoption of SOP 00-2, the Company has recorded a non-cash charge of approximately $202,000 to reduce the carrying value of its film inventory. Such charge is included in cost of sales in the accompanying consolidated statement of operations.

         Film Inventory consists of production costs and is stated at the lower of cost or fair value. The individual film forecast method is used to amortize film inventory. Costs of a film are amortized in the proportion that gross revenues in the period bear to management's estimate of the total current and future gross revenues to be received. Estimated liabilities for participation and royalties are accrued and expensed in the same manner as film inventory is amortized.

         Revenue estimates on a film-by-film basis are reviewed periodically by management and are revised, if warranted, based upon management's appraisal of current market conditions. Unamortized individual film costs are written down to estimated fair value based on this estimate, where applicable. When estimates of total revenue indicate that a film will ultimately realize a loss, the entire loss is recognized in the current period.


         Film inventory is comprised of the following (in thousands):

                                                     June 30,
                                              1999             2000
                                           ------------    -------------
Films released                              $   22,200      $   22,865
Films in process and development                   125               -
                                              --------        --------
   Total                                        22,325          22,865
Less accumulated amortization                  (17,464)        (20,643)
                                              --------        --------
                                           $     4,861      $    2,222
                                              ========        ========

         While the Company has ceased production of new films, it is actively engaged as an exclusive distributor of films produced by third parties. In such instances, the Company is entitled to recoupment of its distribution expenses as well as a distribution fee.

         Management estimates that 45% of the costs of its unamortized films will be amortized during fiscal 2001 and that 93% of such costs will be amortized within three years.

         Depreciation and Amortization of Property and Equipment is computed using the straight-line method over the estimated useful lives of the assets, which range from three to ten years. Leasehold improvements are amortized over five years or the remaining term of the lease, whichever is shorter.

         Goodwill (excess purchase price and liabilities assumed over the fair market value of assets acquired) relates to the acquisition of Pioneer Marketing Corporation and a related company (collectively referred to as "Pioneer") and prior acquisitions and is being amortized over 16 to 25 years. Goodwill is reviewed periodically to determine if the facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based upon discounted cash flows of the acquired business over the remaining amortization period, then the carrying value of the related goodwill will be reduced by the estimated shortfalls of cash flows (see
Note 4). Accumulated amortization was $4,047,000 at June 30, 1999 and $16,209,000 at June 30, 2000.

         Other Assets - Patents are stated at cost, and are being amortized using the straight-line method over 10 to 25 years. Iwerks acquired a patent in fiscal 1997 in connection with the Pioneer acquisition in the amount of $1,094,000, and a covenant not to compete in the amount of $50,000. Accumulated amortization was $377,000 at June 30, 1999 and $487,000 at June 30, 2000. The Company has entered into joint venture arrangements whereby the Company contributes ride simulation theatre equipment and the joint venture partner contributes site improvements. The Company retains title to the assets it contributes to certain joint ventures, and therefore its investment in joint ventures is carried at historical cost and depreciated over 5 years. The Company receives film licensing fees and cash flow income is split between the joint venture partners.

         Long-Lived Assets used in operations or held for sale are reviewed periodically to determine that the carrying values are not impaired and if indicators of impairment are present or if long-lived assets are expected to be disposed of at a loss, impairment losses are recorded (see Note 4).

         Accrued Expenses - The Company provides for commission and applicable royalties on revenue recognized in connection with certain agreements. The commission accrual as of June 30, 1999 and 2000 was $820,000 and $595,000 respectively, and the royalty accrual as of June 30, 1999 and 2000 was $2,425,000 and $2,646,000 respectively. These amounts are included in accrued expenses in the accompanying consolidated balance sheets.

         The Company had legal accruals as of June 30, 1999 and 2000 in the amounts of $298,000 and $138,000 respectively. This amount is included in accrued expenses in the accompanying consolidated balance sheets.

         Deferred Revenue represents advance payments received for theatre service contracts and is recognized as revenue over the life of the respective agreements.

         Research and Development Costs are incurred in the design, construction and testing of prototype systems and are charged to expense as incurred. Research and development expenses amounted to $766,000, $565,000 and $404,000 for the years ended June 30, 1998, 1999 and 2000, respectively and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

         Income Taxes - The Company has applied Statement of Financial Accounting Standards No. 109, (Accounting for Income Taxes), which utilizes the liability method. Deferred income taxes under the liability method arise primarily from the difference between the timing of recognition of certain revenue and expense items for financial reporting and income tax purposes.

         Advertising costs are expensed as incurred. Advertising expense amounted to approximately $271,000, $251,000 and $199,000 in the years ended June 30, 1998, 1999 and 2000, respectively, and is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

         Concentration of Credit Risk - The Company conducts credit evaluations of customers and believes the credit risk from its customers to be minimal. The Company generally requires significant foreign sales be supported by irrevocable letters of credit established with the Company as beneficiary.

         Qualified 401k Plan - The Company has a Defined Contribution 401k Plan ("Plan") for all of its eligible employees. Under the Plan, each employee who has attained the age of eighteen and who has completed three months of service with the Company is eligible to become a participant. Each participant is permitted to make tax deferred voluntary contributions of an amount not to exceed the lesser of 15% of his or her respective compensation and the applicable statutory limitation. Effective July 1997, the Company began making matching contributions not to exceed 3% of participants salaries to the Plan, and has consequently recorded an expense of approximately $109,000, $96,000 and $73,000 in fiscal 1998, 1999 and 2000, respectively.

         Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

         Fair Value of Financial Instruments - The Company's financial instruments, other than cash, accounts receivable and accounts payable, consist primarily of investments in debt securities. The fair value of investments in debt securities is based on quoted market prices.

3.   RESTRICTED CASH

         Included in the June 30, 2000 cash and cash equivalents balance is $1,176,000 of cash received from two customers, which is restricted as to its use. This restriction will remain in effect until the Company reaches a certain milestone related to the completion of a project for each of the two customers. The milestone for one customer project was reached in the first quarter of fiscal 2001 and $136,000 of restricted cash became available for Company use. Management expects to reach the required milestone for the other customer's project in the second quarter of fiscal 2001, at which time $1,040,000 is expected to become available for Company use.

4.   IMPAIRMENT OF LONG-LIVED ASSETS

         The following non-cash charges are included in impairment of long-lived assets for the year ended June 30, 2000 (in thousands):


          Omni Film International goodwill            $ 11,657
          Camera equipment                               1,581
          Portable ride simulation theatres                594
                                                     ----------
                                                      $ 13,832
                                                     ==========

         In the third quarter of fiscal 2000, the Company recorded a one-time non-cash write-down to goodwill of approximately $11,657,000. The goodwill was associated with the acquisition of Omni Film International (Omni) in 1994. Although the Company continues to service Omni related products, the Company decided to discontinue the sale of these products during the third quarter of fiscal 2000. In connection with the decision, the Company determined that the Omni product offerings were more costly to produce and can be replaced with newer, more reliable and more cost effective technology, which the Company owns. Thus, the entire amount of goodwill related to the Omni acquisition was determined to be impaired.

         The Company completed manufacturing of camera equipment for rental use during the current year and is manufacturing additional camera equipment. The Company first rented the camera equipment in July 2000. Based on actual rental revenues received, and considering costs to complete the remaining camera equipment, the Company determined that an impairment analysis was required at June 30, 2000. Upon comparing the carrying value and future costs to complete the camera equipment to the estimated discounted net cash inflows from rentals of such camera equipment, the Company recorded a non-cash charge of approximately $1,581,000 in the fourth quarter of fiscal 2000.

         As described in Note 5, in September 1999 the Company decided to sell the portable ride simulation theaters of the Touring Division. Since that time, the Company sold one portable ride simulation theater (in August 2000). Based on the terms of this sale and the current discussions regarding potential sales, the Company determined that the carrying value of the remaining theaters was impaired. Accordingly, a non-cash charge of approximately $594,000 was recorded in the fourth quarter of fiscal 2000 to write the portable motion theatres down to their estimated fair value less cost to sell.

5.   ASSETS HELD FOR SALE

         In September 1999 the Company decided to sell the assets relating to the Touring Division. These assets are described as the portable ride simulation theaters and are reflected at management's estimate of their fair value less cost to sell. Management has discontinued depreciating these assets and will continue to periodically assess the net fair value of these assets. Fiscal 2000 revenues and expenses of the Touring Division were $1,192,000 and $2,184,000 respectively.

6.   ISSUANCE OF WARRANTS

         On September 8, 1999 the Company appointed two new outside members to its Board of Directors. The two new members purchased warrants to purchase an aggregate 442,857 shares of Iwerks common stock. The warrants were issued in four tranches of equal amounts ranging in a per share price of $5.01 to $10.50. Certain restrictions apply to the exercise of these warrants, which have a life of five years. These two board members resigned on January 18, 2000. The warrants remain outstanding with the same terms described above.

7.   DEPRECIATION AND AMORTIZATION

         Depreciation and amortization expense of property and equipment, goodwill and other is computed using the straight-line method over the estimated useful lives of the assets. Film costs are amortized using the individual film forecast method.

                                                               1999      2000
                                                             --------  --------
     Depreciation on property and equipment                   $1,306    $1,654
     Depreciation on portable ride simulation theaters           640       160
     Amortization of film inventory                            2,012     3,288
     Amortization of goodwill and other                          712       665
                                                              -------  --------

     Total depreciation and amortization                      $4,696    $5,767
                                                              =======  ========

Depreciation and amortization included in cost of sales was $2,678 and $3,461 for 1999 and 2000, respectively.

8.   SHORT TERM INVESTMENTS

         The carrying amounts of the Company's investments in debt securities is $2.5 million and $0 at June 30, 1999 and 2000, respectively. The principal amount, cost and fair value are not materially different than the carrying amount as shown above. There were no sales of available for sale securities for fiscal year 2000. Realized gains or losses from debt securities sold or matured during the year ended June 30, 1999 and 2000 were not material. The basis on which cost was determined on calculating gains and losses was the specific identification method.

9.   BILLINGS IN EXCESS OF COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

         Billings in excess of costs and estimated earnings on uncompleted contracts at June 30, 1999 and 2000 consist of the following (in thousands):

                                                     1999           2000
                                                  -----------     ----------
Costs incurred on uncompleted contracts           $   20,704      $  28,016

Estimated earnings                                    19,521         16,625
                                                  -----------     ----------
                                                      40,225         44,641

Less billings to date                                (45,738)       (46,244)
                                                  -----------     ----------
                                                  $   (5,513)     $  (1,603)
                                                  ===========     ==========

         Such costs are included in the accompanying balance sheets at June 30, 1999 and 2000 under the following captions (in thousands):

                                                        1999           2000
                                                    ------------   ------------
Costs and estimated earnings in excess of
   billings on uncompleted contracts                $     1,495    $     2,194

Billings in excess of costs and estimated
   earnings on uncompleted contracts                     (7,008)        (3,797)
                                                    ------------   ------------
                                                    $    (5,513)   $    (1,603)
                                                    =============  ============

10.      NET LOSS PER COMMON SHARE

         Basic and diluted loss per share is calculated using the weighted average number of common shares outstanding during the period. Options and warrants to purchase 31,189, 8,029 and 2,882 shares of common stock were not included in the computation of diluted loss per common share for the years ended June 30, 1998, 1999 and 2000, respectively, as the effect would be antidulitive.

         During fiscal 2000 1,059 shares of common stock were issued as a result of exercises of stock options.

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

11.  PROPERTY AND EQUIPMENT

         Property and equipment is stated at cost and is comprised of the following at June 30, 1999, and 2000 (in thousands):

                                                      1999          2000
                                                  ----------     -----------
Office equipment, furniture and fixtures          $    2,298     $    3,023
Operating equipment                                    2,062          1,476
Film production equipment                              5,195          4,146
Demonstration theatres                                 3,555          3,690
Leasehold improvements                                 1,371          1,375
                                                  ----------     -----------
  Total                                               14,481         13,710

Less accumulated depreciation                        (8,855)        (10,017)
                                                  ----------     -----------
                                                  $    5,626     $    3,693
                                                  ==========     ===========

Certain equipment aggregating $3,711,000 at June 30, 1999 was recorded under capital lease agreements. Accumulated depreciation on this equipment was $1,594,967 at June 30, 1999. At June 30, 2000, such equipment is classified as assets held for sale in the accompanying consolidated balance sheets.

         Depreciation expense was $1,797,000, $1,946,000 and $1,814,000 for the years ended June 30, 1998, 1999 and 2000, respectively, including amounts related to assets under capital leases.

12.  RELATED PARTY TRANSACTIONS

         During 1993, Itochu Corporation ("Itochu"), a former stockholder, agreed to pay the Company $5 million primarily for the right to become the Company's exclusive distributor for a three year term in Asia. In addition, Itochu became a nonexclusive agent for Iwerks' other products for seven years. Itochu earned sales commissions on collections from customers on any theatre systems and related software sold in Asia. During the years ended June 30, 1998, 1999 and 2000, $291,000, $145,000, and $23,000 respectively, were paid to Itochu in connection with this arrangement. This arrangement ended in December 1999.

13.  INCOME TAXES

         Significant components of income tax expense (benefit) are as follows (in thousands):

                                Year ended June 30,
                           1998        1999         2000
Current
    Federal               $    -      $    -       $  (239)
    State                      8           2            10
    Foreign                   15           -             7
                          -------     -------      ---------
                              23           2          (222)
Deferred:
    Federal                    -           -             -
    State                      -           -             -
                          -------     -------      ---------
                          $   23      $    2       $  (222)
                          =======     =======      =========

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense is: ,

                                                            Year ended June 30
                                                    1998           1999           2000
                                                  ---------      ---------      ---------
Provision (benefit) for income taxes at
    statutory federal rate of 35%                 $ (3,828)      $ (1,672)      $ (7,877)
State and local taxes                                    8              2             10
Foreign taxes                                           15              -              7
Nondeductible items and
    nontaxable items                                   266            242          4,277
Benefit of net operating loss
    not currently recognized                         3,562          1,430          3,361
                                                  ----------     ----------    -----------
                                                  $     23       $      2       $   (222)
                                                  ==========     ==========    ===========


The deferred tax asset at June 30 consists of (in thousands):

                                              1999              2000
                                           ----------      -------------
Net operating loss                         $  12,480        $   14,480
Reserves                                        (661)             (131)
Asset impairment reserve                      (1,507)           (2,378)
Deferred revenues                                 27               (73)
Amortization and depreciation                    767               956
Other                                             14               (14)
                                           ----------      -------------
                                              11,120            12,840
Valuation allowance                          (11,120)          (12,840)
                                           ----------      -------------
                                           $       -        $        -
                                           ==========      =============

At June 30, 2000, Iwerks had available federal and state tax net operating loss carryforwards of approximately $36,200,000 and $13,100,000, respectively, expiring through 2019.

14.  STOCK OPTIONS AND WARRANTS

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

         The Company has four stock incentive plans adopted in 1987, 1993, 1994 and the 1999 non-employee directors stock option plan (collectively the "Plans"). In aggregate, 1,000,000 shares of Iwerks Common Stock are reserved for issuance under the Plans. The Company has granted other options to purchase 28,571 shares of Iwerks Common Stock to certain officers outside of these plans. Options generally vest over a four-year period and expire in ten years.

         Terminated employees have 90 days to exercise options, however certain officers, having separation agreements, have as long as 36 months to exercise options. At June 30, 2000, there were 219,348 vested options outstanding relating to two terminated officers which expire at varying dates until July 2001.

         Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for fiscal year 1998, 1999 and 2000, respectively: risk-free interest rates of 5.55%, 4.84% and 6.50%, weighted-average expected life of the option of 4.75 years, 5.00 years and 4.93 years; zero dividend yields; and a volatility factor of the expected market price of Iwerks' Common Stock of 57%, 86% and 100%

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

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

                                       1998            1999        2000
                                    -----------    ----------   ----------
Pro forma net loss                  $  (12,483)    $  (5,489)   $ (22,938)
Pro forma net loss per share        $    (3.53)    $   (1.59)   $   (6.65)

         A summary of the Company's stock option activities and related information for the years ended June 30 are as follows:

                                                Number of Shares     Weighted Average
                                                 (IN THOUSANDS)       EXERCISE PRICE
                                                ----------------     ----------------
Options outstanding July 1, 1997                      548                 $17.14
Options granted                                       176                   9.82
Options exercised                                      (7)                  1.21
Options terminated                                    (49)                 18.26
Options exercisable at June 30, 1998                  404

Options outstanding July 1, 1998                      668                 $15.29
Options granted                                       128                   4.83
Options exercised                                     (12)                  1.50
Options terminated                                   (258)                 17.63
Options exercisable at June 30, 1999                  309                  14.32

Options outstanding July 1, 1999                      526                 $11.89
Options granted                                       189                   2.26
Options exercised                                      (1)                  1.19
Options terminated                                   (153)                  9.53
Options exercisable at June 30, 2000                  418                  11.04


The weighted-average fair value of options granted was $1.91 in fiscal year 1998, $2.14 in fiscal year 1999, and $5.08 in fiscal year 2000.

The following table summarizes information about stock options outstanding at June 30, 2000:


              OPTIONS OUTSTANDING                                                     OPTIONS
                WEIGHTED AVERAGE                                                    EXERCISABLE
--------------------------------------------------                       -------------------------------
                                    WEIGHTED
                                    AVERAGE
 RANGE OF       OUTSTANDING AT      REMAINING            WEIGHTED        EXERCISABLE AT     WEIGHTED
 EXERCISE       JUNE 30, 2000    CONTRACTUAL LIFE        AVERAGE         JUNE 30, 2000      AVERAGE
  PRICES        (IN THOUSANDS)      IN YEARS          EXERCISE PRICE     (IN THOUSANDS)   EXERCISE PRICE
------------    --------------   ----------------     --------------     --------------   --------------
$ 0.97- 1.26           9                6.0                $ 1.10              4            $  1.26
$ 1.63- 1.69         125                9.6                $ 1.63            100            $  1.63
$ 2.59- 3.72          74                8.8                $ 3.47             15            $  3.54
$ 4.16- 5.69          67                6.7                $ 4.68             29            $  5.08
$ 6.34- 9.19          33                2.5                $ 7.85             28            $  8.08
$10.50-15.75          65                3.0                $11.52             58            $ 11.49
$16.19-20.56         176                2.2                $17.38            172            $ 17.36
$25.81-31.50          11                5.2                $27.59             11            $ 27.60
$89.25-89.25           1                3.5                $89.25              1            $ 89.25
                    -----                                                   ----
                     561                                                     418
                     ===                                                     ===


         As of June 30, 1998, 1999 and 2000 the Company had 6,600, 164,318 and
126,041 shares available for future grants under the Plans. As of June 30, 2000 Iwerks has reserved 686,943 shares of unissued Iwerks Common Stock for issuance upon exercise of options granted under the Plans and outside the Plans.

At June 30, 2000 the Company had 2,286 warrants exercisable at $25.55 per share expiring April 2003.

15.  NOTES PAYABLE

         Notes payable consists of the following:


                                                          June 30,
                                                     1999         2000
                                                  -----------  ------------
Customer Note                                         $1,534      $1,354
Settlement Note                                            -         336
Equipment Note                                             -         485
                                                  -----------  ------------
                                                       1,534       2,175
Less non-current portion                                 797         333
                                                  -----------  ------------
Current portion of notes payable                        $737      $1,842
                                                  -----------  ------------


In the fourth quarter of fiscal 1999, one customer contract relating to a research and development specialty project was terminated. In connection with the termination, the Company agreed to refund payments previously received from the customer and established a note payable ("Customer Note") for approximately $1.5 million. The Customer Note accrues interest at a rate of 7.752 % per annum. The Company is currently in default regarding the Customer Note and therefore the entire balance is classified as a current liability in the accompanying consolidated balance sheets.

         On June 6, 2000 a settlement agreement for severance pay was reached with a former executive of the Company. The agreement established a note payable ("Settlement Note") for approximately $363,000 that is secured by certain assets of the Company. The Settlement Note does not accrue interest and is payable in equal installments over twelve months.

         On June 22, 2000, the Company renegotiated its capital lease and in connection therewith established a $485,000 note payable ("Equipment Note") to purchase certain equipment (see Note 16). The Equipment Note has an 18-month term beginning January 1, 2001 and accrues interest at the rate of 12.5% per annum. Approximately $152,000 and $333,000 in principal payments under the Equipment Note are due in fiscal year 2001 and 2002, respectively.

16.  COMMITMENTS AND CONTINGENCIES

         The Company leases facilities under operating leases that expire through 2001. Leases that expire are expected to be renewed or replaced. Rental expense for the years ended June 30, 1998, 1999 and 2000 was approximately $641,000, $506,000 and $538,000, respectively.

         Future minimum lease payments under capital and operating leases at June 30, 2000 are as follows (in thousands):


                                                         Capital     Operating
                                                         leases        leases

          2001                                           $   475       $  515

          2002                                                 -          129
                                                         ---------     -------
          Total minimum lease payments                       475       $  644
                                                                       =======
          Less amount representing interest                  (16)
                                                         --------
          Present value of net minimum lease
              payments under capital leases              $   459
                                                         ========


         The Company's capital lease was renegotiated in June 2000. Pursuant to the revised terms, the capital lease expires in December 2000 at which time the Company shall purchase the equipment currently being leased for a total purchase price of $485,000 plus sales tax. Provided that the Company is not in default of its obligations under the lease, the lessor has agreed to finance the purchase of the equipment. The Company anticipates that they will utilize the financing offered by the lessor and has established a note payable at June 30, 2000 pursuant to the terms agreed upon with the lessor (see Note 15).

         The Company has, from time to time, provided standby letters of credit to customers as performance bonds. The customers may draw on the letters of credit should Iwerks fail to perform under the terms of the contracts. There were two standby letters of credit outstanding as of June 30, 2000. (See Note
3).

         There are no material legal proceedings to which the Company is a party other than ordinary routine litigation in the course of business. In the opinion of management, based in part on the advice of counsel, resolution of these matters will not have a material adverse impact on the Company's consolidated financial position or results of operations.


17.  SIGNIFICANT CUSTOMERS AND GEOGRAPHIC INFORMATION

         The Company operates in one business segment - the manufacture, distribution and operation of entertainment hardware and software.

         Geographic segment information is as follows (in thousands):

                              1998           1999          2000
                           ----------     ---------     ---------
United States              $  13,652      $ 15,234      $  8,500
Asia                           5,660        10,434         9,800
South America                  2,493           550         1,128
Europe and Middle East         1,672         8,148         8,429
Canada                         1,596           503           386
                           ----------     ---------     ---------
Total Revenue              $  25,073      $ 34,869      $ 28,243
                           ==========     =========     =========


         Nearly all of the Company's identifiable assets are located in the United States. In fiscal 1998, 1999 and 2000, the Company had no customers who accounted for more than 10% of consolidated revenues.

18.  STOCKHOLDER RIGHTS PLAN

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

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

NONE


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

         Information regarding directors and executive officers of the Company will appear in the Proxy Statement for the 2000 Annual Meeting of Stockholders, and is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION.

         Information regarding executive compensation will appear in the Proxy Statement for the 2000 Annual Meeting of Stockholders, and is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information regarding security ownership of certain beneficial owners and management of the Company will appear in the Proxy Statement for the 2000 Annual Meeting of Stockholders, and is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information regarding certain relationships and related transactions will appear in the Proxy Statement for the 2000 Annual Meeting of Stockholders, and is incorporated herein by this reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


(a)      Financial Statements:                                  PAGE NUMBER

         Report of Independent Auditors                             25

         Consolidated Balance Sheets June 30, 1999 and 2000         26

         Consolidated Statements of Operations
         Years Ended June 30, 1998, 1999 and 2000                   28

         Consolidated Statements of Stockholders' Equity
         Years Ended June 30, 1998, 1999 and 2000                   29

         Consolidated Statements of Cash Flows
         Years Ended June 30, 1998, 1999 and 2000                   30

         Notes to Consolidated Financial Statements                 32

Financial Statement Schedules:

Schedule II - Valuation and Qualifying Accounts for the years ended June 30, 1998, 1999 and 2000.

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

                                 IWERKS ENTERTAINMENT, INC.
                                    (Registrant)

                                    By:   /S/ JEFFREY M. DAHL
                                          ------------------------
                                          Jeffrey M. Dahl
                                          Senior Vice President &
                                          Chief Financial Officer

                                    Date:  September 26, 2000


                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Don Iwerks and Jeffrey Dahl, or any one of them, his attorney-in-fact and agent, with full power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or their substitutes, may do or cause to be done by virtue hereof.


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

       SIGNATURE                     TITLE                        DATE
-----------------------     ----------------------------    -------------------
                            Senior Vice President           September 26, 2000
/s/ JEFFREY M. DAHL         Chief Financial Officer
-----------------------     (Principal Finance Officer)
   JEFFREY M. DAHL

/s/ DONALD W. IWERKS        Director                        September 26, 2000
-----------------------
   DONALD W. IWERKS

/s/ GARY J. MATUS           Director                        September 26, 2000
-----------------------     (Acting Chief Executive
   GARY J. MATUS            Officer)

                            Director                        September 26, 2000
-----------------------
   BRUCE BEDA

/s/ PETER HANELT            Director                        September 26, 2000
-----------------------
   PETER HANELT

                           IWERKS ENTERTAINMENT, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED JUNE 30, 1998, 1999 AND 2000

                                                Balance at                                       Balance at
      CLASSIFICATION                        BEGINNING OF YEAR     ADDITIONS      WRITE-OFFS     END OF YEAR
      --------------                        -----------------     ---------      ----------     -----------
FOR THE YEAR ENDED JUNE 30, 1998
Allowance for doubtful accounts              $  1,111,315        $ 1,808,250     $ 1,026,333    $ 1,893,232

FOR THE YEAR ENDED JUNE 30, 1999
Allowance for doubtful accounts              $  1,893,232        $   997,783     $ 1,068,340    $ 1,822,675

FOR THE YEAR ENDED JUNE 30, 2000
Allowance for doubtful accounts              $  1,822,675        $   300,000     $ 1,189,528    $   933,147

                                  EXHIBIT INDEX

3.1 Certificate of Amendment of Certificate of Incorporation dated August 1, 1997. Incorporated by reference from Registrant's annual Report on Form 10-K for the year ended June 30, 1996.

3.2 Bylaws of Iwerks. Incorporated by reference from Registrant's annual Report on Form 10-K for the year ended June 30, 1995.

4.1 Specimen Certificate evidencing Common Stock of Iwerks. Incorporated by reference from Iwerks' Registration Statement on Form S-1, SEC Rule No. 68022 declared effective on October 19, 1993.

4.2 Warrant Agreement, dated April 30, 1993, by and between Iwerks and Richard King International. Incorporated by reference from Iwerks' Registration Statement on Form S-1, SEC Rule No. 68022 declared effective on October 19, 1993.

4.3 Warrant to purchase 339,063 shares of common stock of the Registrant, dated September 8, 1999, by the Registrant to the Guber Family Trust dated October 20, 1978. Incorporated by reference from Registrant's Report on Form 8-K filed on September 23, 1999.

4.4 Warrant to purchase 339,063 shares of common stock of the Registrant, dated September 8, 1999, by the Registrant to the Guber Family Trust dated October 20, 1978. Incorporated by reference from Registrant's Report on Form 8-K filed on September 23, 1999.

4.5 Warrant to purchase 339,062 shares of common stock of the Registrant, dated September 8, 1999, by the Registrant to the Guber Family Trust dated October 20, 1978. Incorporated by reference from Registrant's Report on Form 8-K filed on September 23, 1999.

4.6 Warrant to purchase 339,062 shares of common stock of the Registrant, dated September 8, 1999, by the Registrant to the Guber Family Trust dated October 20, 1978. Incorporated by reference from Registrant's Report on Form 8-K filed on September 23, 1999.

4.7 Warrant to purchase 48,438 shares of common stock of the Registrant, dated September 8, 1999, by the Registrant to the Paul and Judy Schaeffer Living Trust dated February 28, 1992. Incorporated by reference from Registrant's Current Report on Form 8-K filed on September 23, 1999.

4.8 Warrant to purchase 48,438 shares of common stock of the Registrant, dated September 8, 1999, by the Registrant to the Paul and Judy Schaeffer Living Trust dated February 28, 1992. Incorporated by reference from Registrant's Current Report on Form 8-K filed on September 23, 1999.

4.9 Warrant to purchase 48,437 shares of common stock of the Registrant, dated September 8, 1999, by the Registrant to the Paul and Judy Schaeffer Living Trust dated February 28, 1992. Incorporated by reference from Registrant's Current Report on Form 8-K filed on September 23, 1999.

4.10 Warrant to purchase 48,437 shares of common stock of the Registrant, dated September 8, 1999, by the Registrant to the Paul and Judy Schaeffer Living Trust dated February 28, 1992. Incorporated by reference from Registrant's Current Report on Form 8-K filed on September 23, 1999.

10.1 Form of Indemnification Agreement and schedule of indemnified parties. Incorporated by reference from Iwerks' Registration Statement on Form S-1, SEC Rule No. 68022 declared effective on October 19, 1993.

10.2 Purchase Agreement dated January 23, 1991, by and between Iwerks and Ride and Show Engineering, Inc. Incorporated by reference from Iwerks' Registration Statement on Form S-1, SEC Rule No. 68022 declared effective on October 19, 1993.

10.3 Amended and Restated 1987 Stock Option, Purchase and Appreciation Rights Plan of Iwerks. Incorporated by reference from Iwerks' Registration Statement on Form S-1, SEC Rule No. 68022 declared effective on October 19, 1993.

10.6 1993 Stock Incentive Plan of Iwerks. Incorporated by reference from Iwerks' Registration Statement on Form S-1, SEC Rule No. 68022 declared effective on October 19, 1993.

10.7 Lease for 4540 W. Valerio Street, Burbank, California 91505, dated May 15, 1990, by and between Iwerks as lessee and Sheldon Plutsky as lessor. Incorporated by reference from Iwerks' Registration Statement on Form S-1, SEC Rule No. 68022 declared effective on October 19, 1993.

10.8 Lease for 4520Valerio Street, Burbank, California 91505, dated September 1, 1992, and the Amendment thereto, dated September 22, 1992, by and between Iwerks as lessee and James E. McGraw as lessor. Incorporated by reference from Iwerks' Registration Statement on Form S-1, SEC Rule No. 68022 declared effective on October 19, 1993.

10.9 Lease for 4535 W. Valerio Street, Burbank, California 91505, dated September 11, 1991, by and between Iwerks as lessee and R.C. Associates as lessor. Incorporated by reference from Iwerks' Registration Statement on Form S-1, SEC Rule No. 68022 declared effective on October 19, 1993.

10.10  Intentionally left blank.

10.12 1994 Stock Incentive Plan of Iwerks Entertainment, Inc. Incorporated by reference from Registrant's annual Report on Form 10-K for the year ended June 30, 1995

10.15 Lease Agreement - Matrix Funding Corporation. Incorporated by reference from Registrant's annual Report on Form 10-K for the year ended June 30, 1996.

10.16  Separation Agreement dated October 31, 1997 between the Company and Roy
       A. Wright. Incorporated by reference from Registrants Quarterly Report on Form 10-Q for the quarter and six months ended December 31, 1997.

10.17 Separation Agreement dated October 31, 1997 between the Company and Bruce Hinckley. Incorporated by reference from Registrant's Quarterly Report on Form 10-Q for the quarter and six months ended December 31, 1997.

10.18 Separation Agreement dated October 31, 1997 between the Company and William J. Battison III. Incorporated by reference from Registrant's Quarterly Report on Form 10-Q for the quarter and six months ended December 31, 1997.

10.22 Employment Agreement dated February 21, 1998 between the Company and Charles Goldwater Incorporated by reference from Registrant's Registration Statement on Form S-4 filed on March 4, 1998.

10.23 Employment Agreement dated March 2, 1998 between the Company and Dan Griesmer. Incorporated by reference from Registrant's Quarterly Report on Form 10-Q for the quarter and nine months ended March 31, 1998.

10.24 Employment Agreement dated August 3, 1998 between the Company and Jack Shishido. Incorporated by reference from Registrant's Quarterly Report on Form 10-Q for the quarter and three months ended September 30, 1998.

10.25 1998 Non-Employee Directors Stock Option Plan. Incorporated by reference from Registrant's Proxy Statement on Form 14-A file October 28, 1998.

10.26 Rights Agreement Amendment dated as of July 16, 1999, between Iwerks Entertainment, Inc. and U.S. Stock Transfer Corporation. Incorporated by reference from Registrant's Current Report on Form 8-K filed on July 23, 1999.

10.27 Consulting Agreement as of February 15, 2000, between Iwerks Entertainment, Inc. and Donald W. Iwerks, as amended.

10.28 Consulting Agreement as of February 15, 2000, between Iwerks Entertainment, Inc. and Gary J. Matus, as amended.

10.29  Agreement as of March 22, 2000, between Iwerks Entertainment, Inc.
       and Jeffrey M. Dahl. Incorporated by reference from Registrant's Current Report on Form 10-K filed on September 28, 2000.

10.30 First Amendment to Schedule as of June 22, 2000, by and between Matrix Funding corporation and Iwerks Entertainment, Inc.

21.1   Subsidiary List.

23.1   Consent of Independent Auditors - Ernst & Young LLP

27.1   Financial Data Schedule