Form 10-K/A
period 2000-06-30
IWERKS ENTERTAINMENT INC
filed 2000-10-30
CIK 830404

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

                            4520 West Valerio Street
                             Burbank, CA 91505-1046
              (Address of principal executive offices and zip code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any Amendment to this Form 10-K. [ ]

At September 29, 2000, there were outstanding 3,540,911 shares of the registrant's common stock, par value $.001 per share ("Common Stock"), and the aggregate market value of the shares held on that date by non-affiliates of registrant, based on the closing price ($0.44 per share) of the Common Stock, on the Nasdaq Small Capital Market on that date, was $960,689. For purposes of this computation, it has been assumed that the shares beneficially held by directors and executive officers of registrant were "held by affiliates"; this assumption is not to be deemed to be an admission by such persons that they are affiliates of registrant.

     GENERAL

     Iwerks Entertainment, Inc. ("Iwerks" or the "Company") hereby amends its Annual Report on Form 10-K for the fiscal year ended June 30, 2000, by deleting its responses for Items 10, 11 and 12 contained in its Annual Report on Form 10-K filed September 28, 2000 and replacing such Items as set forth in this Amendment No. 1 to Form 10-K.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information with respect to the directors and executive officers of the Company as of October 15, 2000:

        NAME AND POSITION                          AGE    COMMENCEMENT
                                                          OF SERVICES

        Donald W. Iwerks (1)                       70     January, 1986
        Acting Chairman of the Board, Director

        Jeffrey M. Dahl                            38     October 1996
        Senior Vice President, Chief Financial
        Officer, Secretary

        Gary J. Matus (2)                          52     July 1996
        Acting Chief Executive Officer, Director

        Bruce Beda (2)(3)                          59     July 1998
        Director

        Peter Hanelt (2)(3)                        55     July 1998
        Director

        Donald Stults                              62     March 1997
        Chief Operating Officer

           -------------------------------------
           (1) Member of the Audit Committee
           (2) Member of the Compensation Committee
           (3) Member of the Nominating Committee

     DONALD W. IWERKS is a co-founder of Iwerks and has been a director since Iwerks' inception and has served as Chairman of the Board since February 2000. Mr. Iwerks served as Chief Technical Officer of Iwerks until his retirement in December 1995 and as Vice Chairman of the Board until September 1999. From 1950 to 1985, Mr. Iwerks was employed by the Walt Disney Studios, where from 1965 to 1985 he was head of the Technical Engineering and Manufacturing Division, which was responsible for the design and manufacture of all film projection systems used in the Disney theme parks.

     JEFFREY M. DAHL, C.P.A. has served as Iwerks' Senior Vice President, Chief Financial Officer and Secretary since February 1999. From October 1996 to February 1999, Mr. Dahl served as Vice President and Controller of Iwerks. Prior thereto, from January 1994 to October 1996, Mr. Dahl served as Controller of ACT III Broadcasting Inc.

     GARY J. MATUS has been a director of Iwerks since July 1996 and has served as interim Chief Executive Officer since February 2000. From 1998 to the present, Mr. Matus has served as a general partner of Beneventure Capital, a high technology venture capital and merchant bank headquartered in San Francisco. From December 1989 to May 1998, Mr. Matus served as Executive Vice President of Bank of America, N.T. & S.A., and served as Chief Marketing Officer. From 1989 to 1995, Mr. Matus served as Head of the Entertainment and Media Industries Group at Bank of America, N.T. & S.A. Mr. Matus launched and managed the first California-based office for the worldwide consulting firm of Egon Zehnder International, and early in his career worked for the Colgate Palmolive Company.

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

     DONALD STULTS has been with Iwerks since March 1997 and in March 2000 was appointed Chief Operating Officer. Mr. Stults was Founder and President of Pioneer Technology Corp. which was acquired by Iwerks in March 1997. Prior to founding Pioneer, Mr. Stults was with Klynveld, Peat, Marwick & Goerdeler (KPMG International) as a Management Consultant, and DataGraphix, Inc., a manufacturer of computer graphics equipment where he was a Product Manager.

BOARD MEETINGS AND COMMITTEES

     The Board of Directors of Iwerks (the "Board") held a total of 6 meetings during the fiscal year ended June 30, 2000. The Board has an Audit Committee, a Compensation Committee and a Nominating Committee. During the fiscal year ended June 30, 2000, each director except Dag Tellefson attended at least 75% of the meetings of the Board held while he was a director and of the committees of the Board on which he served. Mr. Tellefson attended 4 out 6 meetings of the Board.

     The Audit Committee's functions include recommending to the Board the engagement of the Company's independent auditors, reviewing and approving the services performed by the independent auditors and reviewing and evaluating the Company's accounting policies and internal accounting controls. The Compensation Committee reviews and approves the compensation of officers and key employees, including the granting of options under the Company's various stock incentive plans. The Nominating Committee is responsible for proposing potential candidates for the Board. Currently, the members of the Audit Committee are Messrs. Gary J. Matus, Bruce Beda and Peter Hanelt, the members of the Compensation Committee are Messrs. Bruce Beda and Peter Hanelt and the members of the Nominating Committee are Mr. Donald W. Iwerks.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Messrs. Dag Tellefsend, Bruce Beda and Peter Hanelt serves as members of the Board Compensation Committee during t year ended June 30, 2000.

     The Company has no interlocking relationships involving any of its Compensation Committee members which would be required by the Securities and Exchange Commission (the "SEC") to be reported herein, and no officer or employee of the Company presently serves on its Compensation Committee.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's executive officers, directors, and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish the Company with all Section 16(a) forms they file. Based solely on its review of the copies of the forms received by it and written representations from certain reporting persons that they have complied with the relevant filing requirements, the Company believes that, during the year ended June 30, 2000, all of the Company's executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

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

                           SUMMARY COMPENSATION TABLE

                                                                         LONG TERM
                                      ANNUAL COMPENSATION               COMPENSATION
                         ---------------------------------------------- ------------
                                                         OTHER ANNUAL   STOCK OPTION   ALL OTHER
   NAME & PRINCIPAL        YEAR     SALARY     BONUS    COMPENSATION(1)  AWARDS(2)    COMPENSATION
       POSITION
-----------------------  --------- -------------------- --------------- ------------- ------------

Charles Goldwater (3).     2000    $ 247,373    --           $   8,000       --       $ 29,165(4)
  Former Chief             1999      330,000    --              12,000                  11,255(5)
  Executive                1998      134,538                     4,000    250,000        1,890(6)
  Officer; Former
  President and
  Former Chairman of
  the Board

Gary J. Matus (7)          2000     $ 22,500                              100,000
  Interim Chief
  Executive Officer;
  Director

Jeffrey M. Dahl (8)...     2000    $ 140,481    $ 24,300     $  12,000     25,000     $  3,709(9)
  Chief Financial          1999      112,923                    12,000     10,706        3,026(9)
  Officer,                 1998       96,404                     7,000                   2,885(9)
  Senior Vice
  President,
  Secretary

Donald Stults (10)         2000    $ 132,804                   $ 6,000                $ 15,000(11)
  Chief Operating          1999       90,000                                            18,320(11)
  Officer                  1998       90,000                                            18,490(11)

Jon Corfino (12)           2000    $ 101,214    --           $   8,000                $ 45,485(13)
  Former Senior Vice       1999      125,793    --              12,000     12,632        3,626(9)
  President                1998      116,495                     7,000                   2,256(9)
  Of Film and
  Executive in
  Charge of Production
---------------------

(1) Represents a stipend to defray a portion of the Named Executive Officer's commuting expenses.

(2) All numbers reflect the number of shares of Common Stock subject to options granted during the fiscal year.

(3) Mr. Goldwater resigned as Chairman of the Board in September 1999 concurrent with Mr. Peter Guber's appointment as Chairman of the Board. Mr. Goldwater's tenure as Chief Executive Officer and President terminated in February 2000.

(4) Includes (i) $27,956 payment pursuant to a settlement agreement and (ii) $1,199 payment pursuant to the Company's 401(k) plan.




(5) Includes (i) $9,365 payment pursuant to the Company's 401(k) plan and (ii) $1,890 which represents the dollar value of term life insurance premiums paid by Iwerks.

(6)  Represents the dollar value of term life insurance premiums paid by Iwerks.

(7) Mr. Matus joined Iwerks as a director in July 1996. Mr. Matus was appointed interim Chief Executive Officer in February 2000.

(8) Mr. Dahl joined Iwerks as Vice President and Controller in October 1996. Mr. Dahl was appointed Senior Vice President, Chief Financial Officer and Secretary in February 1999.

(9)  Paid pursuant to the Company's 401(k) plan.

(10) Mr. Stults joined Iwerks in March 1997. Mr. Stults was appointed Chief Operating Officer in March 2000.

(11) Represents royalties on Linear Loop Projectors.

(12) Mr. Corfino resigned from his position with Iwerks in February 2000.

(13) Represents $42,837 of compensation paid from February 18, 2000 to June 30, 2000 pursuant to a Consulting Agreement, plus $2,648 paid pursuant to the Company's 401(k) plan.


     OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth certain information regarding the grant of stock options made during the fiscal year ended June 30, 2000 to the Named Executive Officers.

                               OPTION GRANTS IN LAST FISCAL YEAR



                                        INDIVIDUAL GRANTS                 POTENTIAL REALIZABLE VALUE AT
                         ----------------------------------------------   ASSUMED ANNUAL RATES OF STOCK
                                                                          PRICE APPRECIATION FOR OPTION
                                       PERCENT OF                                     TERM(1)
                                         TOTAL                            -----------------------------
                                        OPTIONS
                                      GRANTED TO
                           NUMBER OF   EMPLOYEES   EXERCISE OR
                            OPTIONS       IN       BASE PRICE
                           GRANTED(2)   FISCAL        PER      EXPIRATION
           NAME                         YEAR(3)     SHARE(4)      DATE       5%           10%
------------------------- ------------ ----------- ----------- ---------- ---------- -----------


Charles Goldwater (5).....     --          --          --         --        --           --
Gary J. Matus (6)           100,000      52.95%      $1.625     2/15/10  $102,500     $258,500
Jeffrey M. Dahl (7).......   10,000       5.30%      $1.690     2/10/10  $ 11,500     $ 26,900
                             15,000       7.94%      $1.625     3/15/10  $ 15,375     $ 38,775
Jon Corfino (8)...........     --          --          --         --        --           --
Donald Stults (9) ........     --          --          --         --        --           --
----------------------


(1) The potential realizable value is based on the assumption that the Common Stock appreciates at the annual rate shown (compounded annually) from the date of grant until the expiration of the option term. These amounts are calculated pursuant to applicable requirements of the SEC and do not represent a forecast of the future appreciation of the Common Stock.




(2) Other than the options granted to Mr. Matus, each of the option grants set forth on this chart are exercisable with respect to one-fourth (1/4) of the total shares granted, rounded up to the nearest whole share, on the first anniversary of the date of grant, and thereafter exercisable with respect to one-forty-eighth (1/48) of the total shares, rounded up to the nearest whole share, on the first day of each month until all shares have become exercisable. The options may, at the discretion of the Administrator, become immediately exercisable upon certain change of control events. All of the options set forth in this chart were granted for a term of 10 years. The options granted to Mr. Matus were immediately and fully vested and exercisable on the date of the grant.

(3) Options covering an aggregate of 188,861 shares were granted to eligible employees during the fiscal year ended June 30, 2000.

(4) The exercise price and tax withholding obligations related to exercise may be paid by delivery of already owned shares, subject to certain conditions.

(5) Mr. Goldwater resigned as Chairman of the Board in September 1999 concurrent with Mr. Peter Guber's appointment as Chairman of the Board. His tenure as Chief Executive Officer and President terminated in February 2000.

(6) Mr. Matus joined Iwerks as a director in July 1996. He was appointed interim Chief Executive Officer in February 2000.

(7) Mr. Dahl was appointed as Iwerks' Senior Vice President, Chief Financial Officer and Secretary in February 1999.

(8)  Mr. Corfino resigned from his position with Iwerks in February 2000.

(9) Mr. Stults joined Iwerks in March 1997. He was appointed Chief Operating Officer in March 2000.

     STOCK OPTIONS HELD AT FISCAL YEAR END

     During the fiscal year ended June 30, 2000, no Named Executive Officer exercised any stock options. The following table sets forth, for each of the Named Executive Officers, certain information regarding the number of shares of Common Stock underlying stock options held at fiscal year-end and the value of options held at fiscal year-end based upon the last reported sales price of the Common Stock on the Nasdaq National Market on June 30, 2000 ($0.97 per share).


                          AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR

                               AND FISCAL YEAR-END OPTION VALUES(1)

                                                                 VALUE OF ALL
                                                               UNEXERCISED IN-THE-
                                  NUMBER OF UNEXERCISED         MONEY OPTIONS AT
                                      OPTIONS AT                 FISCAL YEAR-
                                    FISCAL YEAR-END                  END
                               --------------------------   ------------------------
                                     EXERCISABLE/                EXERCISABLE/
           NAME                      UNEXERCISABLE               UNEXERCISABLE
----------------------------   --------------------------   ------------------------

Charles Goldwater (1).....                0/0                        $0/0
Gary J. Matus (2) ........             100,000/0                     $0/0




Jeffrey M. Dahl (3).......           8,100/40,246                    $0/0
Jon Corfino (4)...........             17,063/0                      $0/0
Donald Stults (5) ........           13,092/1,194                    $0/0
-------------------------

(1) Mr. Goldwater resigned as Chairman of the Board in September 1999 concurrent with Mr. Peter Guber's appointment as Chairman of the Board. His tenure as Chief Executive Officer and President terminated in February 2000.

(2) Mr. Matus joined Iwerks as a director in July 1996. He was appointed interim Chief Executive Officer in February 2000.

(3) Mr. Dahl was appointed as Iwerks' Senior Vice President, Chief Financial Officer and Secretary in February 1999.

(4)  Mr. Corfino resigned from his position with Iwerks in February 2000.

(5) Mr. Stults joined Iwerks in March 1997. He was appointed Chief Operating Officer in March 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of September 29, 2000 certain information relating to the ownership of Common Stock by (a) each person known by Iwerks to be the beneficial owner of more than 5% of the outstanding shares of the Common Stock, (b) each of the directors of Iwerks, (c) each of the Named Executive Officers and (d) all of the executive officers and directors of Iwerks as a group. Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each of such persons has the sole voting and investment power with respect to the shares owned. Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this Rule, certain shares may be deemed to be beneficially owned by more than one person (such as where persons share voting power or investment powers). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided; in computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights on or before November 28, 2000, regardless of whether the market price for the shares underlying such acquisition rights is substantially lower than the price at which the shares may be acquired. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person's actual voting power at any particular date. Unless otherwise indicated, the address of each person is c/o Iwerks Entertainment, Inc., 4520 West Valerio St., Burbank, California 91505-1046.



                                              Number                  Percent
Name and Address                                of                    of Class
                                              Shares                   Owned
Charles Goldwater (1)....................     30,000                     *

Donald W. Iwerks (2).....................    226,031                    6.1%

Gary J. Matus (3)........................    116,706                    3.2%

Dag Tellefsen (4)........................    179,700                    4.9%

Peter Hanelt (5).........................      9,144                     *

Jeffrey M. Dahl (6)......................     10,957                     *

Bruce Beda (7)...........................     13,430                     *
                                                                         *
Donald Stults (8) .......................     13,092

Heartland Advisors, Inc. (9).............    968,166                   26.2%
790 North Milwaukee Street
Milwaukee, WI 53202

All executive officers and directors as
a group (6 persons) (10).................
                                                       389,360                   10.5%
--------------------------
* Less than one percent.





(1)  Based on information contained in a Form 4 filing dated March 11, 1999.

(2) Includes 217,420 shares of Common Stock held by the Donald and Betty Iwerks 1995 Family Trust and 8,611 shares of Common Stock underlying options which are or will become exercisable on or before November 30, 2000. Mr. Iwerks resigned as Chief Technical Officer of Iwerks effective as of December 31, 1995. Mr. Iwerks currently serves as Chairman of the Board and is a consultant to Iwerks.

(3) Includes 115,278 shares of Common Stock underlying options which are or will become exercisable on or before November 28, 2000.

(4) Includes 17,076 shares of Common Stock underlying options which are or will become exercisable on or before November 28, 2000. Includes 151,437 shares of Common Stock owned by Meriken Nominees Limited as nominee for Glenwood Ventures, 10,688 shares owned by Glenwood Management and 500 shares owned by Dag Tellefsen and Associates, all of which Mr. Tellefsen disclaims beneficial interest. Mr. Tellefsen is a principal of Glenwood Ventures, Glenwood Management and Dag Tellefsen and Associates.

(5) Includes 4,859 shares of Common Stock underlying options which are or will become exercisable on or before November 28, 2000.

(6) Includes 8,100 shares of Common Stock underlying options which are or will become exercisable on or before November 28, 2000.

(7) Includes 4,859 shares of Common Stock underlying options which are or will become exercisable on or before November 28, 2000.

(8) Consists of options to purchase shares of Common Stock which are will become exercisable on or before November 28, 2000.

(9)  Based on information contained in a Schedule 13G/A dated March 10, 2000.

(10) Includes 154,799 shares of Common Stock underlying options which are or will become exercisable on or before November 28, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Donald W. Iwerks, the Company's Chief Technical Officer, retired from full time employment with the Company effective December 31, 1995. At that time, Mr. Iwerks was 66 years of age. Beginning January 1, 1997, Mr. Iwerks began receiving "Outside Director" fees. Mr. Iwerks continued to work on a part-time basis, generally two or three days a week, and as compensation for this work he received a $50,000 advisory fee for services rendered through June 30, 1997 and continued to receive Company health benefits coverage until September 1, 1997. Beginning July 1997, in addition to his director fees, Mr. Iwerks has received and will continue to receive a monthly consulting fee of $5,000. Mr. Iwerks is currently serving as Chairman of the Board. Iwerks entered into a consulting agreement with Mr. Iwerks under which a one-time bonus of $100,000 shall be paid to Mr. Iwerks if either or both of the following occurs: (i) a change in control, or (ii) Iwerks engages in an equity financing transaction whereby the Company issues common stock, preferred stock, other equity securities, options, warrants or other rights to acquire the same and receives gross proceeds from the financing of not less than three million dollars.

Such a trigger event must occur by December 31, 2000 in order for the bonus to be payable.

        Effective February 7, 2000, Mr. Goldwater's employment with Iwerks terminated. In connection with Mr. Goldwater's settlement agreement dated June 6, 2000, a promissory note was executed for $363,424.92, which amount is secured by certain assets and payable in bi-weekly installments over twelve months. In the fiscal year ended June 30, 2000, Mr. Goldwater received $27,956 under the settlement agreement. All available stock options were terminated under the settlement agreement.

     Mr. Griesmer's employment with Iwerks terminated in November 1999. Mr. Griesmer continued to receive salary and benefits due under the term of his employment contract until February 29, 2000. Mr. Griesmer's options to purchase common stock remaining as of February 29, 2000 shall terminate February 28, 2001.

     Mr. Corfino's tenure as Iwerks' Senior Vice President of Film and Executive in Charge of Production terminated in February 2000. Mr. Corfino and Iwerks entered into a consulting agreement in February 2000 under which Mr. Corfino received compensation of $8,437 per month. The term of this agreement ended in August 2000. Also pursuant to the consulting agreement, Mr. Corfino was fully vested with 17,603 options to purchase Iwerks common stock which expire on February 22, 2001. Mr. Corfino received COBRA coverage during the six month term of the consulting agreement, plus reimbursable expenses.

     Mr. Dahl was appointed Iwerks' Senior Vice President, Chief Financial Officer and Secretary in February 1999. Pursuant to a bonus agreement between Mr. Dahl and Iwerks, a one-time cash bonus of $100,000 is payable to Mr. Dahl if either or both of the following occur: (i) a change in control, or (ii) Iwerks engages in an equity financing transaction whereby the Company issues Company common stock, preferred stock, other equity securities, options, warrants or other rights to acquire the same and receives gross proceeds from the financing of not less than three million dollars.

     Iwerks entered into an agreement with Mr. Dahl that would protect him in the case of a termination without "cause," a "defacto termination" or a "change in control" of Iwerks, each as defined below. This agreement is intended to provide certain benefits to Mr. Dahl upon the occurrence of any of these events. For "cause" is defined to mean (a) an act of fraud, embezzlement or similar conduct by the officer involving Iwerks, (b) any action by the officer involving the arrest of such officer for violation of any criminal statute constituting a felony or a misdemeanor involving moral turpitude if the Board reasonably determines that the continuation of the officer's employment after such event would have an adverse impact on the operations or reputation of Iwerks in the financial community, (c) gross misconduct or habitual negligence in the performance of the officer's duties, (d) an act constituting a breach of the officer's fiduciary duty to Iwerks under the Delaware General Corporation Law, as amended, or (e) a continuing, repeated and willful failure or refusal by the officer to perform his duties. A "defacto termination" is defined to include any of the following events: (a) Iwerks reduces the officer's base salary in an aggregate amount in excess of 10% from that paid in the prior fiscal year, except as part of a general reduction of compensation of executive officers, (b) Iwerks fails to cause the officer to remain an executive officer of Iwerks, (c) the officer was not afforded the authority, powers, responsibilities and privileges customarily accorded to an executive with his or her title or (d) Iwerks requires the officer's primary services to be rendered in an area other than Iwerks' principal offices in the greater Los Angeles metropolitan area. A "change in control" is defined to mean (a) the acquisition by any individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Exchange Act) (a "Person") of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of more than 50% of the combined voting power of the then outstanding voting securities of Iwerks entitled to vote generally in the election of directors (the "Outstanding Voting Securities"); PROVIDED, HOWEVER, that neither of the following acquisitions shall constitute a change in control: (i) any acquisition by Iwerks or (ii) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by Iwerks or any corporation controlled by Iwerks; (b) individuals who, as of the date of the agreement, constitute the Board (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board; PROVIDED, HOWEVER, that any individual becoming a director subsequent to the date of the agreement whose election, or nomination for election by the stockholders of Iwerks, shall be approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board; (c) approval by the stockholders of Iwerks of a reorganization, merger or consolidation, in each case, unless, following such reorganization, merger or consolidation: (i) more than 60% of the combined voting power of the then outstanding voting securities of the corporation resulting from such reorganization, merger, or consolidation, which may be Iwerks (the "Resulting Corporation") entitled to vote generally in the election of directors (the "Resulting Corporation Voting Securities") shall then be owned beneficially, directly or indirectly, by all or substantially all of the Persons who were the beneficial owners of Outstanding Voting Securities immediately prior to such reorganization, merger or consolidation, in substantially the same proportions as their respective ownership of Outstanding Voting Securities immediately prior to such reorganization, merger, or consolidation; (ii) no Person (excluding Iwerks, any employee benefit plan (or related trust) of Iwerks, the Resulting Corporation, and any Person beneficially owning, immediately prior to such reorganization, merger or consolidation, directly or indirectly, 25% or more of the combined voting power of Outstanding Voting Securities) shall own beneficially, directly or indirectly 25% or more of the combined voting power of the Resulting Corporation Voting Securities and (iii) at least a majority of the members of the Board shall have been members of the Incumbent Board at the time of the execution of the initial agreement providing for such reorganization, merger or consolidation or (d) approval by the stockholders of Iwerks of (x) a complete liquidation or dissolution of Iwerks or
(y) the sale or other disposition of all or substantially all of the assets of Iwerks, other than to a corporation (the "Buyer") with respect to which (i) following such sale or other disposition, more than 60% of the combined voting power of securities of Buyer entitled to vote generally in the election of directors ("Buyer Voting Securities"), shall be owned beneficially, directly or indirectly, by all or substantially all of the Persons who were the beneficial owners of the Outstanding Voting Securities immediately prior to such sale or other disposition, in substantially the same proportion as their respective ownership of Outstanding Voting Securities, immediately prior to such sale or other disposition; (ii) no Person (excluding Iwerks and any employee benefit plan (or related trust) of Iwerks or Buyer and any Person that shall immediately prior to such sale or other disposition own beneficially, directly or indirectly, 25% or more of the combined voting power of Outstanding Voting Securities), shall own beneficially, directly or indirectly, 25% or more of the combined voting power on Buyer Voting Securities and (iii) at least a majority of the members of the board of directors of Buyer shall have been members of the Incumbent Board at the time of the execution of the initial agreement or action of the Board providing for such sale or other disposition or assets of Iwerks.

     In the event of a termination without cause or a defacto termination, Mr. Dahl will receive (i) a cash amount equal to the base salary which would have been payable to them over the 12 months following the date of termination, computed at the annual rate in effect at the date of termination, (ii) a cash amount equal to the pro rated portion of the performance bonus (computed by reference to the actual number of days they are employed during the applicable fiscal year) which would have been paid to them under Iwerks performance bonus plan for the fiscal year in which the termination occurs (if any such plan is then in effect) if their employment had continued through the end of the fiscal year and Iwerks had achieved 100% of its scheduled performance goals and (iii) paid up COBRA benefits for them and their respective families for 12 months following termination. The benefit package described above shall be referred to herein as a "Separation Package." Additionally, all the stock options held by Mr. Dahl which are not vested as of the date of termination shall become vested and immediately exercisable and shall remain exercisable for a period of 12 months following the date of termination.

     In the event of a change in control, Mr. Dahl may terminate his respective employment with Iwerks effective 30 days after the giving of notice at any time commencing with the sixth month anniversary of the change in control and terminating on the one-year anniversary of the change in control and receive his Separation Package. Also, if Iwerks terminates Mr. Dahl's employment for any reason at any time within the one-year period following the date of a change in control, then he shall receive his Separation Package. In addition to the Separation Package and without regard to whether his employment is terminated following a change in control, upon the occurrence of a change in control, all options then held by Mr. Dahl which are not yet vested shall vest as of the date of a change in control and shall become immediately exercisable. These options shall remain exercisable for 12 months following the date of the change in control.

     Mr. Matus was appointed interim Chief Executive Officer effective February 15, 2000 pursuant to a consulting agreement with Iwerks. Mr. Matus shall receive $10,000 in compensation per month, prorated for any partial months worked. Mr. Matus was granted a fully vested option to acquire 100,000 shares of the Company's common stock at an exercise price of $1.625 per share, exercisable at any time within ten years after the date of the agreement after the occurrence of an event that triggers payment of the bonus (see below). A one-time cash bonus of $100,000 is payable to Mr. Matus if either or both of the following occur: (i) a change in control, or (ii) Iwerks engages in an equity financing transaction whereby the Company issues Company common stock, preferred stock, other equity securities, options, warrants or other rights to acquire the same and receives gross proceeds from the financing of not less than three million dollars. Such a trigger event must occur by December 31, 2000 in order for the bonus to be payable.

     Mr. Stults was promoted to Chief Operating Officer effective March 24, 2000 at an annual salary of $175,000. The employment terms mirror Section 8.1 ("Employment") of the Agreement and Plan of Reorganization under Iwerks acquisition of Pioneer Technology Corporation in March 1997, except that severance pay was set at $175,000.

     Effective August 27, 1999, Mr. Shishido's employment with Iwerks terminated. Pursuant to Mr. Shishido's separation agreement with Iwerks, Mr. Shishido received, for the six month period following termination, payments of $6,400 every two weeks, a monthly auto allowance of $1,000 and paid up COBRA benefits for himself and his family. Finally, all options held by Mr. Shishido on the date of termination were terminated.

     Effective September 8, 1999, Iwerks sold for $250,000 to family trusts established by Messrs. Peter Guber and Paul Schaeffer (the "Trusts"), warrants to purchase an aggregate of 442,857 shares of Common Stock at exercise prices ranging from $5.01 per share to $10.50 per share. The warrants may not be exercised until September 8, 2001 unless (a) the closing price of Common Stock on its trading market is at least $14.00 per share on each of the ten consecutive trading days prior to the date that notice of exercise is given, or
(b) a change of control of Iwerks occurs. Thereafter, the warrants may be exercised at any time until September 7, 2004. Iwerks has the right to redeem the unexercised portion of the warrants at any time after September 8, 2001 for the ratable portion of the warrant purchase price if the closing price of the Common Stock on its trading market is more than $35.00 per share on each of the 30 consecutive trading days prior to the date that notice of redemption is given.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            IWERKS ENTERTAINMENT, INC.

                            /S/    JEFFREY M. DAHL
                            -----------------------------------------
                            By:    Jeffery M. Dahl
                                   Title: Senior Vice
                                   President, Chief Financial Officer and
                                   Secretary

                                   Date:  October 27, 2000


       Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

           SIGNATURE                           DATE                           TITLE

/S/            *                         October 27, 2000         Acting Chairman of theBoard,
--------------------------------                                  Director
Donald Iwerks

/S/ JEFFREY M. DAHL                      October 27, 2000         Senior Vice President, Chief
--------------------------------                                  Financial Officer and
Jeffrey M. Dahl                                                   Secretary

/S/            *                         October 27, 2000         Acting Chief Executive
--------------------------------                                  Officer, Director
Gary J. Matus

/S/            *                         October 27, 2000         Director
--------------------------------
Bruce Beda

/S/            *                         October 27, 2000         Director
--------------------------------
Peter Hanelt



*/S/ JEFFREY M. DAHL
--------------------------------
Jeffery M. Dahl
as Power of Attorney