Form 10-Q
period 2000-09-30
IWERKS ENTERTAINMENT INC
filed 2000-11-14
CIK 830404

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


        (Mark One)

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended: September 30, 2000


                                       or

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                         Commission file number 0-22558


                           IWERKS ENTERTAINMENT, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                         95-4439361
------------------------------                 ---------------------------------
(State or other jurisdiction of                (I.R.S. Employer Identification
 incorporation or organization)                             Number)


            4520 West Valerio Street, Burbank, California 91505-1046
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (818) 841-7766
--------------------------------------------------------------------------------
               (Registrant's telephone number including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]   No [__].


The number of shares outstanding of the registrant's Common Stock, $0.001 par value, at November 7, 2000 was 3,540,911 shares

                           IWERKS ENTERTAINMENT, INC.


                                      INDEX

PART I.      FINANCIAL INFORMATION                                  Page Number

Item 1.      Financial Statements

             Condensed Consolidated Balance Sheets as of
             September 30, 2000 and June 30, 2000

             Condensed Consolidated Statements of Operations for the Three Months ended September 30, 2000 and 1999

             Condensed Consolidated Statements of Cash Flows for the Three Months ended September 30, 2000 and 1999

             Notes to the Condensed Consolidated Financial
             Statements

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations

PART II      OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K

Signatures

                           IWERKS ENTERTAINMENT, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (IN THOUSANDS)

                                                              SEPTEMBER 30,
                                                                   2000          JUNE 30, 2000)
                                                               (Unaudited)          (Audited
                                                              --------------     --------------
Current assets:
  Cash and Cash Equivalents (Note 2)........................   $    2,667         $    2,733

  Trade accounts receivable, net of
    allowance for doubtful accounts.........................        2,998              3,963

  Costs and estimated earnings in excess of
    billings on uncompleted contracts.......................        2,212              2,194

  Assets held for sale - current............................          672                858

   Inventories and other current assets.....................        2,940              3,147
                                                               -------------      -------------

Total current assets........................................       11,489             12,895

Property and equipment at cost, net of accumulated
   depreciation.............................................        3,633              3,693

Film inventory at cost, net of accumulated amortization.....        1,929              2,222

Goodwill, net of accumulated amortization...................        1,918              1,953

Other assets................................................        3,111              3,292

Assets held for sale - long term............................        1,755              1,755
                                                               -------------      -------------
Total Assets................................................   $   23,835          $  25,810
                                                               =============      =============




                             See accompanying notes.

                           IWERKS ENTERTAINMENT, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                               SEPTEMBER 30,
                                                                   2000           JUNE 30, 2000
                                                               (Unaudited)          (Audited)
                                                              --------------      -------------
Current Liabilities:

  Accounts Payable..........................................  $    2,692          $    3,943

  Accrued expenses..........................................       5,332               5,780

  Notes payable, current portion............................       1,838               1,842

  Billings in excess of costs and estimated
    earnings on uncompleted contracts.......................       4,856               3,797

  Deferred revenue..........................................         241                 136

  Capital lease obligations, current portion................         324                 459
                                                             ---------------      -------------

  Total current liabilities.................................      15,283              15,957

    Notes payable, net of current portion...................         254                 333

  Capital lease obligations, net of current
    portion.................................................           -                   -
                                                             ---------------      -------------

  Total liabilities.........................................      15,537              16,290

Stockholders' equity:

  Preferred stock, $0.001 par value, 1,000,000 shares
    authorized, none issued and outstanding.................           -                   -

  Common stock, $0.001 par value, 50,000,000 shares
    authorized; 3,540,911 and 3,540,911 issued and
    outstanding.............................................          57                  57

  Additional paid-in capital................................      78,086              78,086

  Treasury Stock, 91,600 shares at cost.....................        (341)               (341)

  Common stock warrants.....................................         250                 250

  Accumulated deficit.......................................     (69,754)            (68,532)
                                                             ---------------      -------------
  Total stockholders' equity................................       8,298               9,520
                                                             ---------------      -------------
      Total liabilities and stockholders' equity............   $  23,835           $  25,810
                                                             ===============      =============




                             See accompanying notes.

                           IWERKS ENTERTAINMENT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                         ----------   ----------
                                                           2000         1999
                                                         ----------   ----------
Revenue                                                  $  4,912     $  7,609

Cost of sales                                               4,087        6,365
                                                         ----------   ----------
Gross margin                                                  825        1,244

Selling, general and administrative expenses                2,019        2,775
                                                         ----------   ----------

Loss from operations                                       (1,194)      (1,531)

Interest income                                                16           58

Interest expense                                              (44)         (98)
                                                         ----------   ----------
Net loss                                                  $(1,222)     $(1,571)
                                                         ==========   ==========

Net loss per common share-basic and diluted                 $(0.35)      $(0.46)
                                                         ==========   ==========

Weighted average shares outstanding-basic and diluted       3,449        3,449
                                                         ==========   ==========






                             See accompanying notes.

                           IWERKS ENTERTAINMENT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)
                                                                FOR THE THREE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                ----------------------------
                                                                   2000             1999
                                                                ------------     -----------
OPERATING ACTIVITIES
Net loss                                                        $  (1,222)       $ (1,571)
Depreciation and amortization                                         646             855
Changes in operating assets and liabilities                           652          (2,083)
                                                                ------------     -----------
  Net cash provided by (used in) operating activities                  76          (2,799)

INVESTING ACTIVITIES
Purchases of property, plant and equipment                           (110)           (157)
Additions to film inventory                                             -            (261)
Investments in debt securities                                          -           2,500
Net proceeds from the sale of portable simulation unit                186
                                                                ------------     -----------
  Net cash provided by investing activities                            76           2,082

Financing activities
Principal payments on notes payable                                   (83)           (119)
Payments on capital leases                                           (135)           (190)
Proceeds from issuance of common stock warrants                         -             250
Other                                                                   -             (16)
                                                                ------------     -----------
  Net cash used in financing activities                              (218)            (75)
                                                                ------------     -----------

Net decrease in cash and cash equivalents                             (66)           (792)

Cash and cash equivalents at beginning of period                    2,733           4,217
                                                                ------------     -----------

Cash and cash equivalents at end of period                       $  2,667        $  3,425
                                                                ============     ===========
Supplemental disclosures
  Interest paid during the period                                   $  12          $   72
                                                                ============     ===========
  Income taxes paid during the period                                $  6          $   10
                                                                ============     ===========





                            See accompanying notes.

                           IWERKS ENTERTAINMENT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1. INTRODUCTION

     The accompanying condensed consolidated financial statements of Iwerks Entertainment, Inc. (the "Company") have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of September 30, 2000 and the results of its operations for the three months ended September 30, 2000 and 1999 and the cash flows for the three months ended September 30, 2000 and 1999 have been included. The results of operations for interim periods are not necessarily indicative of the results, which may be realized for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's latest Annual Report on Form 10-K as filed with the SEC.


NOTE 2. RESTRICTED CASH

     Included in the September 30, 2000 cash and cash equivalents balance is $1,170,000 of cash received from one customer, which is restricted as to its use. This restriction will remain in effect until the Company reaches a certain milestone related to the completion of the project. The milestone is expected to be reached by the second quarter of fiscal 2001 at which time this cash will become available.


NOTE 3. ASSETS HELD FOR SALE

     On September 30, 1999 the Company decided to sell the assets relating to the Touring Division. These assets are described as the portable motion theatres and are reflected at management's estimate of their fair value less cost to sell. Management discontinued depreciating these assets and will continue to periodically assess the net fair value of these assets. The Company has sold one unit during the quarter with net proceeds of $186,000.


NOTE 4. ISSUANCE OF WARRANTS

     On September 8, 1999 the company appointed two outside members to its Board of Directors. The two new members purchased warrants to purchase an aggregate of 442,857 shares of Iwerks common stock. The warrants were issued in four tranches of equal amounts ranging in a per share price of $5.01 to $10.50. Certain restrictions apply to the exercise of these warrants, which have a life of five years. These two board members resigned on January 18, 2000. The warrants remain outstanding with the same terms described above.

NOTE 5. DEPRECIATION AND AMORTIZATION

     Depreciation expense and amortization expense of property and equipment and goodwill and other is computed using the straight-line method over the estimated useful lives of the assets. Film costs are amortized using the individual film forecast method.

                                                     Three Months Ended
                                                       September 30,
                                                     2000           1999
                                                 -------------   -----------
       Depreciation on fixed assets                  $170,000      $190,000
       Depreciation on portable ride simulation             -       160,000
       theaters
       Amortization of film                           293,000       183,000
       Amortization of goodwill and other             183,000       322,000
                                                 -------------   -----------
       Total depreciation and amortization           $646,000      $855,000
                                                 =============   ===========


Depreciation and amortization included in cost of sales was $293,000 and $346,000 for the quarters ended September 30, 2000 and 1999, respectively.


NOTE 6. NET LOSS PER COMMON SHARE

     For the three months ended September 30, 2000 and 1999, the basic and diluted per share data is based on the weighted average number of common shares outstanding during the period. Common equivalent shares, consisting of outstanding stock options and warrants, are not included in the diluted loss per share calculation since they are antidilutive.

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


NOTE 7. INCOME TAXES

     At June 30, 2000, the Company had available federal and state tax net operating loss carryforwards of approximately $36,200,000 and $13,100,000, respectively. The federal and state net operating loss carryforwards expire, in varying amounts, through 2019. As a result of these net operating loss carryforwards and current period losses, the Company's effective tax rate was negligible and consequently no income tax provision or benefit was recorded in the periods presented.


NOTE 8. LITIGATION

     The proceedings to which the Company is a defendant consist of routine litigation in the ordinary course of business. In the opinion of management, and, based in part upon the advice of outside counsel, resolution of these matters will not have a material adverse impact on the Company's consolidated financial position or results of operations

NOTE 9.  SUBSEQUENT EVENTS

     On October 19, 2000, the Company announced the signing of a strategic $4 million investment transaction with the S. Kumars Group. S. Kumars, headquartered in Mumbain (Bombay) India, is one of the largest industrial companies in India with revenues exceeding $200 million in 1999. S. Kumars, its affiliates, and Iwerks have signed investment documents pursuant to which Iwerks will issue a combination of common stock, warrants and a convertible note. Under the agreements, Iwerks will sell $3 million of common stock at a price equal to $1.70 per share to S. Kumars. In addition, S. Kumars or its affiliates will purchase a five-year, $1 million aggregate principal amount, 8% convertible note from Iwerks, $300,000 of which has been advanced to the Company upon signing of the investment documents. The note is convertible into 500,000 shares of Iwerks common stock. Iwerks will also issue to S. Kumars warrants to purchase an aggregate of 2,500,000 shares of common stock exercisable at prices ranging from $2.05 to $2.25 per share. Iwerks' Board of Directors has approved this transaction, and completion is subject to receipt of regulatory approvals in India and other customary closing conditions. Iwerks currently anticipates completing the transaction in the fourth calendar quarter of 2000.

     On November 2, 2000 the Company announced that it has received notification from The Nasdaq Stock Market that the Company's common shares are no longer eligible for continued inclusion on The Nasdaq SmallCap Market because of the company's failure to meet the continued listing criteria of The SmallCap Market. Consequently, the Company's common shares were delisted effective as of the opening of trading, on November 2, 2000.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

     This Report contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act. The words "expect", "estimate", "anticipate", "predict", "believe" and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of Iwerks, its directors or officers with respect to, among other things (a) trends affecting the financial condition or results of operations of Iwerks and (b) the business and growth strategies of Iwerks. The stockholders of Iwerks are cautioned not to put undue reliance on such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in this Report, for the reasons, among others, discussed in the Sections - "Management's Discussion and Analysis of Financial Condition and Results of Operations, and "Future Operating Results". Iwerks undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Annual Report on form 10-K filed by the Company on September 29, 2000, the Quarterly Reports on Form 10-Q to be filed by the Company in calendar years 2000 and 2001 and any Current Reports on Form 8-K filed by the Company.

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

CAMERAS AND OTHER PRODUCTION SERVICES

     The Company contracts with third parties to lease its 8/70 large format cameras and related equipment, (including a 3D rig, lenses and accessories). Rental periods range from several days to several months.

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

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

     For the three months ended September 30, 2000 the Company recorded revenues of $4,912,000 compared to $7,609,000 for the same period last year. For the three months ended September 30, 2000, the Company recorded a net loss of $1,222,000 or $.35 per share compared to a net loss of $1,571,000 or $.46 per share for the same period last year.

REVENUES

     Revenue for the three months ended September 30, 2000 decreased $2.7 million or 35% from the three months ended September 30, 1999.

        The following table presents summary information regarding revenues (amounts in thousands):

                                                    Three Months Ended
                                                       September 30,
                                                 --------------------------
                                                    2000           1999
                                                 ----------     -----------
           Hardware Sales & Service                $  2,262       $  4,760
           Film Licensing                               740            927
           Film Production and Other                  1,607            817
           Owned and Operated                           303          1,105
                                                 -----------     ----------
           Total                                   $  4,912       $  7,609
                                                 ===========     ==========


     Hardware sales and service decreased by approximately $2.5 million or 52% from the prior fiscal period. All geographic regions contributed to the decrease in hardware sales. During the first quarter of fiscal year 2001, the Asia-Pacific region decreased by approximately $536,000, Europe and the Middle East decreased by approximately $1.2 million, South America decreased by $319,000 and North America hardware sales decreased by approximately

$338,000. Revenue generated from Customer Service was $106,000 lower in fiscal 2001 than in fiscal 2000. Generally, hardware sales are subject to quarterly fluctuations as they are dependent on customer installation dates. Based upon the current backlog of installations, hardware sales will be greater in the second quarter of fiscal 2001 than in the first quarter of fiscal 2001.

     Film Licensing revenues for the quarter ended September 30, 2000 decreased by approximately $187,000 or 20% compared to the same period last year. These results were primarily due to two significant one-year license agreements that were signed in the first quarter of fiscal 2000 that are expected to be renewed in the second quarter of fiscal 2001.

     Film Production and other revenue increased by approximately $790,000 for the three months ended September 30, 2000 compared to the comparable period in the prior year. This was primarily due to one major film production deal for the quarter ended September 30, 2000 compared to two smaller productions during the quarter ended September 30, 1999.

     Owned and Operated revenue decreased by approximately $802,000 as compared to the same period last year, primarily due to declining sales in the touring division. The Company has made the determination to shut down the touring division and sell the relating assets in an effort to concentrate on its core business. Revenues generated from the touring division were approximately $38,000 during the quarter ended September 30, 2000 compared to $745,000 during the quarter ended September 30, 1999.

COST OF SALES

     Cost of sales primarily includes costs of theatre systems sold, expenses associated with operating portable ride simulation theatres, and costs associated with film production and licensing fees. The cost of theatre systems includes the cost of components, customization, engineering, project management, assembly, system integration and installation. Also included in cost of sales are royalties payable to a former joint venture partner and estimated warranty expenses. The costs associated with film license fees primarily reflect amortization of film production costs over the lives of certain films and royalties paid to third parties. The cost of sales associated with operating portable ride simulation theatres includes costs for personnel, event fees, fuel, insurance and maintenance.

     Cost of sales as a percentage of sales was 83% for the fiscal period ended September 30, 2000 as compared to 84% for the fiscal period ended September 30, 1999. Cost of sales relating to hardware sales in the first quarter ended September 30, 2000 was higher compared with the comparable period in 1999 as a percentage of sales, primarily due to a significant decline in hardware sales. As a result, the fixed manufacturing costs were allocated over fewer hardware projects. This was offset by lower cost of sales relating to the portable ride simulation operations in the three months ended September 30, 2000.

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

     Selling, general and administrative expenses were approximately $2.0 million and $2.8 million, for the quarters ended September 30, 2000 and 1999, respectively. This decrease was related to reduced commission expense, senior management cost containment efforts (primarily in the areas of marketing, travel and entertainment and office expenses) and reduced depreciation and amortization expense.

INTEREST INCOME & EXPENSE

     Interest income for the quarters ended September 30, 2000 and 1999 was approximately $16,000 and $58,000, respectively. The decrease resulted primarily from a reduction in the invested cash balances during the three months ended September 30, 2000.

     Interest expense for the quarters ended September 30, 2000 and 1999 was approximately $44,000 and $98,000, respectively. The decrease was primarily due to an interest payment to the California State Board of Equalization in the quarter ended September 30, 1999.

NET LOSS

     The Company recorded a net loss of approximately $1.2 million in the quarter ended September 30, 2000, compared to a net loss of approximately $1.5 million in the quarter ended September 30, 1999 due to the reasons mentioned above.

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

     In addition to competition in the giant screen market, the Company faces competition in the simulation industry from a number of other competitors. The Company competes in this market based upon the breadth of its product offerings and the size and quality of its film library. Few of its competitors in this market have sufficient financial resources to effectively compete with the Company based on these criteria. The Company's competitive position in this market segment could be materially affected if any of its existing competitors or a new entrant were to assemble the financial, technical and creative resources required to effectively compete with the Company's range of product offerings and film library.

     The Company recognizes these competitive issues and is in the process of creating new products, such as a 3D/4D FX TM specialty attraction system which includes multiple sensory effects and the development of a new generation of smaller ride simulation configurations that can accommodate the potential opportunity in the mass retail environment and movie theatres. The Company has already made three sales of its new 3D/4D FXTM theatre system. All three of the sales were in China, the first of which opened in February 2000. The other two theatre systems are scheduled to open in the current fiscal year.

     Iwerks has experienced quarterly fluctuations in operating results and anticipates that these fluctuations will continue in future periods. Operating results and cash flow can fluctuate substantially from quarter to quarter and periodically as a result of the timing of theatre system deliveries, contract signing, the mix of theatre systems shipped, the completion of custom film contracts, the existence of world expos, the amount of revenues from film licensing agreements, the timing of sales of ride simulation attractions, the timing of delivery and installation of such sales (pursuant to percentage of completion accounting) and any delays therein caused by permitting or construction delays at the customer's site, the size, type and configuration of the attractions sold, the timing of film rental payments from existing attractions and the performance of those attractions that pay film rental based on a percentage of box office and the timing of sales and marketing efforts and related expenditures. In particular, fluctuations in theatre system sales and deliveries from quarter to quarter can materially affect quarterly and periodic operating results, and theatre system contract signing can materially affect quarterly or periodic cash flow. Accordingly, Iwerks' revenues and earnings in any particular period may not be indicative of the results for any future period.

     The seasonal fluctuations in earnings also may cause volatility in the stock price of Iwerks. While a significant portion of Iwerks' expense levels are relatively fixed, the timing of increases in expense levels is based in large part on Iwerks' forecasts of future sales. Iwerks may also choose to reduce prices or increase spending in response to market conditions, which may have a material adverse effect on Iwerks' results of operations. If net sales are below expectations in any given period, the adverse impact on results of operations may be magnified by Iwerks inability to adjust spending quickly enough to compensate for the sales shortfall.

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

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities for the three months ended September 30, 2000 was approximately $76,000. This was primarily attributable to the net loss of approximately $1.2 million offset with positive changes in operating assets and liabilities of approximately $652,000 and by non-cash charges of approximately $646,000 for depreciation and amortization. Investing activities for the three months ended September 30, 2000 consisted primarily of purchases of property and equipment and the sale of one portable simulation unit. Cash used in financing activities consisted primarily of payments on capital leases and notes payable.

     At September 30, 2000, the Company had cash and cash equivalents of approximately $2.7 million of which $1.17 million was restricted from use by the Company due to it being held as collateral for a standby letter of credit on a hardware project. We expect this restriction to be released by December 31, 2000.

     The Company's cash and short-term investment balances have continued to decline since June 30, 2000 and the Company expects to experience further declining balances during the remainder of fiscal 2001. Because of the substantial reductions in the Company's cash balances over the last fifteen months, and contractual restrictions on the use of some of its cash balances, the Company may not be able to continue operations at its current levels. The Company is dependent upon current cash collections to meet its operating needs and pay its current liabilities. The Company has experienced significant difficulty in accurately projecting its cash balances historically. The Company's cash flow is dependent on the timing of delivery of hardware systems, collections and the signing of new contracts, all of which are difficult to predict with accuracy. Further complicating its ability to project cash balances is that the timing of progress payments of the hardware projects are dependent upon achieving certain performance milestones under its hardware sales agreements.

     On October 19, 2000 the Company announced the signing of a strategic $4 million investment transaction with the S. Kumars Group, an Indian Company. The
S. Kumars Group advanced $300,000 of the $4.0 million aggregate investment on October 19, 2000. Iwerks Board of Directors has approved this transaction, and completion is subject to receipt of regulatory approvals in India and other customary closing conditions. Iwerks currently anticipates completing the transaction by December 31, 2000. In the event that the investment transaction does not close, the Company will need to aggressively seek additional debt or equity financing and other strategic alternatives. However, recent operating losses, the Company's declining cash balances, the Company's historical stock performance, the delisting of the Company's common shares from The Nasdaq Stock Market, the recent decline in revenue, and a general decrease in investor interest in the Company's industry, may make it difficult for the Company to attract equity investments or debt financing or strategic partners on terms that are deemed to be favorable to the Company. If the investment transaction with the S. Kumars Group does not close timely or at all or if the Company's financial condition continues to worsen and it is unable to successfully attract alternative equity or debt financing or other strategic transactions, the Company could be forced to consider steps that would protect its assets against its creditors. The Company's independent auditors' report contains an emphasis paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern.

     The Company determined to sell its portable ride simulation theaters, which when sold, will generate cash and is considering a number of other options to improve the financial condition of the Company. During the first quarter, one portable ride simulation theater was sold. There can be no assurance that any additional ride simulation theaters will be sold.

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

RISK FACTORS

THERE IS DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

     We have experienced significant operating losses in the current and prior years. In addition, we have been unable to pay all of our trade creditors and certain other obligations in accordance with their terms and some of our creditors have refused to provide further product or services except on a C.O.D. basis. We expect that our liquidity will improve if our investment transaction with the S. Kumars Group closes. In addition, we intend to improve liquidity in other ways such as the continued monitoring and reduction of manufacturing, facility and administrative costs including reduction of personnel; and the sale of our portable ride simulation units. However, we cannot assure you that the investment transaction will close timely, or at all, or that we will be able to obtain alternative financing or be able to accomplish any or all of these initiatives. If the investment transaction does not close, and we are not able to obtain alternative financing, we could be forced to consider steps that would protect our assets against our creditors.


WE HAVE A HISTORY OF LOSSES AND THERE CAN BE NO ASSURANCE THAT WE WILL BE ABLE TO ACHIEVE PROFITABLE OPERATIONS IN FISCAL 2001.

     We have not been profitable in five of the last six years and have an aggregate net loss for the last six years of $59.2 million. During the three months ended September 30, 2000, we incurred a net loss of $1.2 million and for the fiscal year ended June 30, 2000, we incurred a net loss of $22.5 million. Because substantial portions of our expenses are fixed and our gross margin is relatively low, achieving profitability depends upon our ability to generate and sustain substantially higher revenues. Although we have implemented plans to increase revenues and operating margin, we cannot assure you that we will be able to do so and consequently we may experience additional losses in fiscal 2001. We expect that our cash on hand and short-term investments, together with cash generated by operations, cannot sufficiently fund future operating losses and capital requirements, and we have attempted to raise additional capital. We have executed investment documents pursuant to which we will issue securities in exchange for $4,000,000. The investment is subject to receipt of regulatory approvals in India and other customary closing conditions. We cannot assure you that this investment will close.

OUR COMMON SHARES HAVE BEEN DELISTED FROM THE NASDAQ STOCK MARKET.

     On November 1, 2000, we were notified by The Nasdaq Stock Market that we did not meet the continued listing requirements of The Nasdaq Small Capital Market and our common shares were delisted on the close of business on November 1, 2000. Our common stock currently is trading on the Over the Counter Bulletin Board. It may be more difficult to raise additional debt or equity financing while trading on the Over the Counter Bulletin Board.

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

     If any of our suppliers suffers business disruptions, financial difficulties, or if there is any significant change in condition of our relationship with the supplier, our costs of goods sold may increase or we may be unable to obtain these key components for our products. In either event, our revenues, results of operations, liquidity and financial condition would be adversely affected. While we believe that we can obtain most of the components necessary for our products from other manufacturers, any unanticipated change in the source of our supplies, or unanticipated supply limitations, could adversely affect our ability to meet our product orders.


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

A SIGNIFICANT PORTION OF OUR SALES AND CUSTOMERS ARE LOCATED OUTSIDE THE UNITED STATES. CURRENCY FLUCTUATIONS AND THE INCREASED COSTS ASSOCIATED WITH INTERNATIONAL SALES COULD MAKE OUR PRODUCTS UNAFFORDABLE IN FOREIGN MARKETS, WHICH COULD REDUCE OUR PROFITABILITY.

     Sales to customers outside the United States accounted for approximately 46%, 56%, 70% and 65% of our revenues in fiscal 1998, 1999 and 2000, and the three months ended September 30, 2000, respectively. We believe that international sales will continue to represent a significant portion of our total sales. Our foreign sales subject us to a number of risks including:

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

     Our quarterly revenues and operating results are difficult to forecast. As a result, we believe that the period-to-period comparisons for operating results are not necessarily reliable indicators of our future performance. A variety of factors may affect our operating results, including factors that are outside our control. These factors include the following:

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

OUR CUSTOMERS HAVE THE RIGHT TO TERMINATE THEIR CONTRACTS WITH US IN CERTAIN CIRCUMSTANCES, WHICH CAN HAVE AN ADVERSE EFFECT ON OUR CASH FLOW.

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


PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a.   EXHIBITS:

               (i)  Exhibit 27.1. Financial Data Schedule.

          b.   REPORTS ON FORM 8-K FILED DURING THE QUARTER ENDED
               SEPTEMBER 30, 2000

               None

                                   SIGNATURES


Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Burbank, State of California on the 13th day of November, 2000.



                           IWERKS ENTERTAINMENT, INC.
                                  (Registrant)


                             By: /S/ JEFFREY M. DAHL
                                 -------------------
                              Senior Vice President
                             Chief Financial Officer
                           (Principal Finance Officer)


                                By: /S/ DEB WISE
                                    -------------
                           Vice President / Controller
                         (Principal Accounting Officer)


DATE: NOVEMBER 13, 2000