Form 10-Q
period 2000-12-31
IWERKS ENTERTAINMENT INC
filed 2001-02-14
CIK 830404

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


        (Mark One)

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended December 31, 2000



                                       or

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                         Commission file number 0-22558

                           IWERKS ENTERTAINMENT, INC.

             (Exact name of registrant as specified in its charter)

          Delaware                                         95-4439361
-------------------------------                 -------------------------------
(State or other jurisdiction of                 (I.R.S. Employer Identification
 incorporation or organization)                              Number)



            4520 West Valerio Street, Burbank, California 91505-1046
      -------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)



                                 (818) 841-7766
      --------------------------------------------------------------------
               (Registrant's telephone number including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X     No __.

The number of shares outstanding of the registrant's Common Stock, $0.001 par value, at February 9, 2001 was 3,540,911 shares.

                           IWERKS ENTERTAINMENT, INC.

                                      INDEX

PART I.  FINANCIAL INFORMATION                                      Page Number

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as December 31,2000
         and June 30, 2000                                                 3

         Condensed Consolidated Statements of Operations for the
         Three and Six Months ended December 31, 2000 and 1999             5

         Condensed Consolidated Statements of Cash Flows for the
         Six Months ended December 31, 2000 and 1999                       6

         Notes to the Condensed Consolidated Financial Statements          7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         9

PART II  OTHER INFORMATION

Item 4.   Submission of Matters to a of Security Holders                   22

Item 6.  Exhibits and Reports on Form 8-K                                  22

Signatures                                                                 23

                           IWERKS ENTERTAINMENT, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (IN THOUSANDS)

                                                               DECEMBER 31,          JUNE 30,
                                                                   2000               2000
                                                               (Unaudited)          (Audited)
                                                             -----------------    ---------------
Current assets:
  Cash and Cash Equivalents (Note 2).................          $    2,657           $    2,733

  Trade accounts receivable, net of
    allowance for doubtful accounts..................               2,855                3,963

  Costs and estimated earnings in excess of
    billings on uncompleted contracts................                 719                2,194

  Assets held for sale - current.....................                 473                  858

   Inventories and other current assets..............               2,869                3,147
                                                             -----------------    ---------------

Total current assets.................................               9,573               12,895

Property and equipment at cost, net of
   accumulated depreciation..........................               3,554                3,693

Film inventory at cost, net of accumulated
   amortization......................................               1,634                2,222

Goodwill, net of accumulated amortization............               1,882                1,953

Other assets.........................................               3,132                3,292

Assets held for sale - long term.....................               1,755                1,755
                                                             -----------------    ---------------

Total Assets.........................................           $  21,530            $  25,810
                                                             =================    ===============


                             See accompanying notes.

                           IWERKS ENTERTAINMENT, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                               DECEMBER 31,          JUNE 30,
                                                                   2000                2000
                                                               (Unaudited)           (Audited)
                                                             -----------------    ---------------
Current Liabilities:

  Accounts Payable...................................         $    1,969          $    3,943

  Accrued expenses...................................              5,699               5,780

  Notes payable, current portion.....................              1,836               1,842

  Billings in excess of costs and estimated
    earnings on uncompleted contracts................              3,177               3,797

  Deferred revenue...................................                 33                 136

  Capital lease obligations, current portion.........                230                 459
                                                             -----------------    ---------------

  Total current liabilities..........................             12,944              15,957

  Notes payable, net of current portion..............                472                 333
                                                             -----------------    ---------------

  Total liabilities..................................             13,416              16,290

  Stockholders' equity:

Preferred stock, $0.001 par value, 1,000,000
shares authorized, none issued and outstanding.......                  -                   -

  Common stock, $0.001 par value, 50,000,000 shares
    authorized; 3,540,911 and 3,540,911 issued and
    outstanding .....................................                 57                  57

  Additional paid-in capital.........................             78,086              78,086

  Treasury Stock, 91,600 shares at cost..............               (341)               (341)

  Common stock warrants..............................                250                 250

  Accumulated deficit................................            (69,938)            (68,532)
                                                             -----------------    ---------------

  Total stockholders' equity.........................              8,114               9,520

                                                             -----------------    ---------------
  Total liabilities and stockholders' equity.........          $  21,530           $  25,810
                                                             =================    ===============



                             See accompanying notes.

                           IWERKS ENTERTAINMENT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED         SIX MONTHS ENDED
                                                          DECEMBER 31,              DECEMBER 31,
                                                       --------------------    ---------------------
                                                           2000       1999         2000       1999
                                                       ---------- ---------    ---------- ----------
Revenue                                                $  6,780   $  9,159     $  11,692  $  16,768

Cost of sales                                             5,080      7,903         9,167     14,268
                                                       ---------- ---------    ---------- ----------

Gross margin                                              1,700      1,256         2,525      2,500

Selling, general and administrative expenses              1,892      3,176         3,911      5,951
                                                       ---------- ---------    ---------- ----------

Loss from operations                                       (192)    (1,920)       (1,386)    (3,451)

Interest income                                              74         91            90        149

Interest expense                                            (66)       (54)         (110)      (152)
                                                       ---------- ---------    ---------- ----------

Net loss                                               $   (184)  $ (1,883)    $  (1,406) $  (3,454)
                                                       ========== =========    ========== ==========

Net loss per common share-basic and diluted            $ (0.05)   $ (0.55)     $  (0.41)  $  (1.00)
                                                       ========== =========    ========== ==========

Weighted average shares outstanding-basic and diluted     3,449      3,449         3,449      3,448
                                                       ========== =========    ========== ==========



                             See accompanying notes.

                           IWERKS ENTERTAINMENT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                 FOR THE SIX MONTHS ENDED
                                                                       DECEMBER 31,
                                                                ----------------------------
                                                                   2000             1999
                                                                ------------     -----------
OPERATING ACTIVITIES
Net loss                                                        $  (1,406)       $  (3,454)
Depreciation and amortization                                       1,275            1,728
Changes in operating assets and liabilities                           150           (1,673)
                                                                ------------     -----------
  Net cash provided by (used in) operating activities                  19           (3,399)

INVESTING ACTIVITIES
Purchases of property, plant and equipment                           (222)            (575)
Net proceeds from the sale of portable simulation units               385               --
Additions to film inventory                                            --             (430)
Investments in debt securities                                         --            2,500
                                                                ------------     -----------
  Net cash provided by investing activities                           163            1,495

FINANCING ACTIVITIES
Proceeds from Issuance of Debt                                        300               --
Principal payments on notes payable                                  (167)            (180)
Payments on capital leases                                           (229)            (385)
Proceeds from issuance of common stock warrants                        --              250
Deferred financial fees                                                --             (252)
Other                                                                (162)              --
                                                                ------------     -----------
  Net cash used in financing activities                              (258)          (1,347)
                                                                ------------     -----------

Net decrease in cash and cash equivalents                             (76)          (3,251)

Cash and cash equivalents at beginning of period                    2,733            4,217
                                                                ------------     -----------

Cash and cash equivalents at end of period                      $   2,657        $     966
                                                                ============     ===========

Supplemental disclosures
  Interest paid during the period                                  $   27          $   127
                                                                ============     ===========
  Income taxes paid during the period                              $   10          $    10
                                                                ============     ===========



                             See accompanying notes.

                           IWERKS ENTERTAINMENT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1. INTRODUCTION

        The accompanying condensed consolidated financial statements of Iwerks Entertainment, Inc. (the "Company") have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of December 31, 2000 and the results of its operations for the three and six months ended December 31, 2000 and 1999 and the cash flows for the six months ended December 31, 2000 and 1999 have been included. The results of operations for interim periods are not necessarily indicative of the results which may be realized for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's latest Annual Report on Form 10-K as filed with the SEC.


NOTE 2. RESTRICTED CASH

        Included in the December 31, 2000 cash and cash equivalents balance is $200,000 of cash received from one customer, which is restricted as to its use. This restriction will remain in effect until the Company reaches a certain milestone related to the completion of the project. The milestone is expected to be reached by the third quarter of fiscal 2001 at which time this cash will become available for Company use.


NOTE 3. ASSETS HELD FOR SALE

        On September 30, 1999 the Company decided to sell the assets relating to the touring division. These assets are described as the portable motion theatres and are reflected at management's estimate of their fair value less cost to sell. Management discontinued depreciating these assets and will continue to periodically assess the net fair value of these assets. The Company has sold two units since June 30, 2000 with aggregate net proceeds of $485,000.


NOTE 4. ISSUANCE OF WARRANTS

        On September 8, 1999 the Company appointed two outside members to its Board of Directors. The two new members purchased warrants to purchase an aggregate of 442,857 shares of Iwerks common stock. The warrants were issued in four tranches of equal amounts ranging in a per share exercise price of $5.01 to $10.50. Certain restrictions apply to the exercise of these warrants, which have a term of five years. These two board members resigned on January 18, 2000. The warrants remain outstanding with the same terms described above.


NOTE 5. DEPRECIATION AND AMORTIZATION

        Depreciation expense and amortization expense of property and equipment, goodwill and other is computed using the straight-line method over the estimated useful lives of the assets. Film costs are amortized using the individual film forecast method.

                                              Three Months Ended             Six Months Ended
                                                 December 31,                  December 31,
                                           ------------------------------------------------------
                                                2000           1999          2000         1999
                                           ------------------------------------------------------
 Depreciation on fixed assets                $  191,000     $  199,000    $  361,000   $  389,000
 Depreciation on portable ride
   simulation theaters                               --             --            --      161,000
 Amortization of film                           220,000        373,000       513,000      556,000
 Amortization of goodwill and other             183,000        304,000       401,000      622,000
                                           -------------------------------------------------------

 Total depreciation and amortization         $  594,000     $  876,000    $1,275,000   $1,728,000
                                           =======================================================

Depreciation and amortization included in cost of sales was $248,000 and $377,000 for the quarters ended December 31, 2000 and 1999, respectively and $541,000 and $723,000 for the six months ended December 31, 2000 and 1999, respectively.

NOTE 6 - NOTES PAYABLE

        On October 19, 2000, the Company issued a five-year, 8% convertible debenture in the amount of $300,000. Interest is paid semi-annually and the debenture is convertible at $2.00 per share. See Note 10.

NOTE 7. NET LOSS PER COMMON SHARE

        For the three and six months ended December 31, 2000 and 1999, the basic and diluted per share data is based on the weighted average number of common shares outstanding during the period. Common equivalent shares, consisting of outstanding stock options and warrants, are not included in the diluted loss per share calculation since they are antidilutive.

        On January 13, 2000, the Company's stockholders approved an amendment to the Company's certificate of incorporation to effect a one for three and one-half reverse stock split for stockholders of record. The reverse stock split was effective January 18, 2000. All references to per share amounts and shares outstanding included herein have been retroactively restated to reflect the stock split.

NOTE 8. INCOME TAXES

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

NOTE 9. LITIGATION

        The proceedings to which the Company is a defendant consist of routine litigation in the ordinary course of business. In the opinion of management, and, based in part upon the advice of outside counsel, resolution of these matters will not have a material adverse impact on the Company's consolidated financial position or results of operations.

NOTE 10. SUBSEQUENT EVENTS

        On October 19, 2000, the Company announced the signing of a strategic $4 million investment transaction with the S. Kumars Group. The transaction was to have been funded through a combination of convertible debentures and common stock. In connection with this financing, the Company issued a $300,000 convertible debenture (see Note 6). Subsequent to December 31, 2000, other than with respect to the $300,000 convertible debenture, the financing transaction was terminated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

This Report contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act. The words "expect", "estimate", "anticipate", "predict", "believe" and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of Iwerks, its directors or officers with respect to, among other things (a) trends affecting the financial condition or results of operations of Iwerks and (b) the business and growth strategies of Iwerks. The stockholders of Iwerks are cautioned not to put undue reliance on such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in this Report, for the reasons, among others, discussed in the Sections - "Management's Discussion and Analysis of Financial Condition and Results of Operations", and "Future Operating Results". Iwerks undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should review carefully the risk factors described in other documents the Company files from time to time with the SEC, including the Annual Report on form 10-K filed by the Company on September 29, 2000, the Quarterly Reports on Form 10-Q filed by the Company on November 14, 2000, the Quarterly Reports on Form 10-Q to be filed by the Company in calendar year 2001 and any Current Reports on Form 8-K filed by the Company.

RESULTS OF OPERATIONS

HARDWARE SALES AND SERVICE

Revenues on sales of theatre systems are recognized on the percentage-of-completion method over the life of the contract. The gross margin for each contract varies based upon pricing strategies, competitive conditions and product mix.

FILM LICENSING

Revenues and related expenses from film licensing are recognized at the beginning of the license period at which time the customer is billed the license fee and the film is delivered to the customer.

CAMERAS AND OTHER PRODUCTION SERVICES

The Company contracts with third parties to lease its 15/70 and 8/70 large format cameras and related equipment, (including a 3D rig, lenses and accessories). Rental periods range from several days to several months.

The Company has developed and manufactured one 15/70 large format camera and is in the process of completing two additional 15/70 cameras. The Company also provides technical and post-production services to third party producers for a fee and maintains a 15/70 and 8/70 projection room at its Burbank facilities for rent to large format filmmakers for use in the post-production process.

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

THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1999

For the three months ended December 31, 2000 the Company recorded revenues of $6,780,000 compared to $9,159,000 for the same period last year. For the three months ended December 31, 2000, the Company recorded a net loss of $184,000 or $.05 per share compared to a net loss of $1,883,000 or $.55 per share for the same period last year.

REVENUES

Revenue for the three months ended December 31, 2000 decreased by $2,379,000 or 26% from the three months ended December 31, 1999.

The following table presents summary information regarding revenues (amounts in thousands):


                                              Three Months Ended
                                                 December 31,
                                              --------------------
                                                2000       1999
                                              --------------------

       Hardware Sales & Service                $  4,794  $  5,588
       Film Licensing and Prints                    993     1,809
       Cameras and Other Production Services        935     1,134
       Owned and Operated                            58       628
                                              --------------------
       Total                                   $  6,780  $  9,159
                                              ====================


Hardware Sales and Service for the three months ended December 31, 2000 decreased by approximately $794,000 or 14% from the prior fiscal period. During the second quarter of fiscal year 2001, hardware sales recognized in the Asia-Pacific region decreased by approximately $1.6 million, hardware sales recognized in Europe and the Middle East increased by approximately $500,000, hardware sales recognized in South America decreased by approximately $730,000 and hardware sales recognized in North America increased by approximately $1.2 million. Revenue generated from Customer Service decreased by $155,000 in the second quarter of fiscal 2001 compared to the comparable period in the prior year. Generally, hardware sales are subject to quarterly fluctuations as they are dependent on customer installation dates.

Film Licensing and Prints revenues for the quarter ended December 31, 2000 decreased by approximately $816,000 or 45% compared to the same period last year. This decrease primarily is due to one large multi-year license agreement that was signed in the second quarter of fiscal 2000. Additionally, two significant license agreements that were expected to be renewed in the second quarter of fiscal 2001 are expected to be renewed in the third quarter of fiscal 2001.

Cameras and Other Production Services revenue for the three months ended December 31, 2000 decreased by approximately $199,000 compared to the same period last year. The decrease primarily is due to one major film production deal for the quarter ended December 31, 2000 compared to three productions during the quarter ended December 31, 1999.

Owned and Operated revenue for the three months ended December 31, 2000 decreased by approximately $570,000 as compared to the same period last year, primarily due to declining sales in the touring division. In September 1999, the Company determined to shut down the touring division and sell the related assets in an effort to concentrate on its core business. Revenues generated from the touring division were approximately $27,000 during the quarter ended December 31, 2000 compared to $441,000 during the quarter ended December 31, 1999. Revenue from the joint venture venues decreased by approximately $256,000. The decrease primarily is due to lower attendance at the joint venture locations.

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

Cost of sales as a percentage of sales was 75% for the three months ended December 31, 2000 as compared to 86% for the three months ended December 31, 1999. The decrease resulted primarily from shutting down the touring division operations. For the fiscal quarter ended December 31, 1999, the touring division had a negative gross margin.

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

Selling, general and administrative expenses were approximately $1.9 million and $3.2 million, for the quarters ended December 31, 2000 and 1999, respectively. This decrease primarily is attributable to senior management cost containment efforts including marketing, travel and entertainment expense and office expense and reduced depreciation and amortization, commission and research and development expenses.

INTEREST INCOME & EXPENSE

Interest income for the quarters ended December 31, 2000 and 1999 was approximately $74,000 and $91,000, respectively. The decrease resulted primarily from a reduction in the invested cash balances during the three months ended December 31, 2000.

Interest expense for the quarters ended December 31, 2000 and 1999 was approximately $66,000 and $54,000, respectively. The increase was primarily due to a note payable recorded in the quarter ended December 31, 2000.

NET LOSS

The Company recorded a net loss of approximately $184,000 in the quarter ended December 31, 2000, compared to a net loss of approximately $1.9 million in the quarter ended December 31, 1999 due to the reasons mentioned above.

SIX MONTHS ENDED DECEMBER 31, 2000 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
1999

For the six months ended December 31, 2000 the Company recorded revenues of approximately $11.7 million compared to approximately $16.8 million for the same period last year. For the six months ended December 31, 2000, the Company recorded a net loss of approximately $1.4 million or $0.41 per share compared to a net loss of approximately $3.5 million or $1.00 per share for the same period last year.

REVENUES

Revenue for the six months ended December 31, 2000 decreased by $5,076,000 or 30% from the six months ended December 31, 1999.

The following table presents summary information regarding revenues (amounts in thousands):

                                               Six Months Ended
                                                 December 31,
                                              --------------------
                                                2000      1999
                                              --------------------
       Hardware Sales & Service               $  7,057   $ 10,348
       Film Licensing and Prints                 2,058      2,797
       Cameras and Other Production Services     2,216      1,951
       Owned and Operated                          361      1,672
                                              --------------------
       Total                                  $ 11,692   $ 16,768
                                              ====================

Hardware Sales and Service for the six months ended December 31, 2000 decreased by approximately $3.3 million or 32% from the prior fiscal year. During the six months ended December 31, 2000, hardware sales recognized in the Asia-Pacific region decreased by approximately $2.1 million, hardware sales recognized in the South America region decreased by approximately $1.0 million, hardware sales recognized in Europe and the Middle East decreased by approximately $700,000 and hardware sales recognized in the North American region increased by approximately $400,000. In addition, revenue generated from Customer Service decreased by $261,000 in the six months ended December 31, 2000 compared to the six months ended December 31, 1999.

Film Licensing and Prints revenues for the six months ended December 31, 2000 decreased by approximately $739,000 or 26% compared to the same period last year. The decrease primarily is due to one large multi-year license agreement that was signed in the second quarter of fiscal 2000. Additionally, two significant license agreements that were expected to be renewed in the second quarter of fiscal 2001 are expected to be renewed in the third quarter of fiscal 2001.

Cameras and Other Production Services revenue for the six months ended December 31, 2000 increased by approximately $265,000. This was primarily due to the Company securing one large film production deal during the six months ended December 31, 2000 compared to three smaller projects during the six months ended December 31, 1999.


Owned and Operated revenue for the six months ended December 31, 2000 decreased by approximately $1.3 million as compared to the same period last year, primarily due to declining sales in the touring division. Revenues generated from the touring division were approximately $65,000 during the six months ended December 31, 2000 compared to $1.2 million during the six months ended December 31, 1999. Revenue from the joint venture venues decreased by approximately $350,000. The decrease primarily is due to lower attendance at the joint venture locations.


COST OF SALES

Cost of sales as a percentage of sales was 78% for the six months ended December 31, 2000 as compared to 85% for the six months ended December 31, 1999. The decrease resulted primarily from shutting down the touring division operations.

Selling, general and administrative expenses decreased to approximately $3.9 million for the six months ended December 31, 2000 compared to approximately $6.0 million for the six months ended December 31, 1999. This decrease was related to senior management cost containment efforts including marketing, travel and entertainment expense and office expense and reduced depreciation and amortization, commission and research and development expense.

INTEREST INCOME & EXPENSE

Interest income for the six months ended December 31, 2000 and 1999 was approximately $90,000 and $149,000, respectively. The decrease resulted primarily from the reduction in the invested cash balances.

Interest expense for the six months ended December 31, 2000 and 1999 was approximately $110,000 and $152,000, respectively. The decrease was due to lower daily overall balances outstanding quarter to quarter during fiscal 2001.

NET LOSS

The Company recorded a net loss of approximately $1.4 million in the six months ended December 31, 2000, compared to a net loss of approximately $3.5 million in the six months ended December 31, 1999 due to the reasons mentioned above.

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

The Company recognizes these competitive issues and is in the process of creating new products, such as a 3D/4D FX TM specialty attraction system which includes multiple sensory effects and the development of a new generation of smaller ride simulation configurations that can accommodate the potential opportunity in the mass retail environment and movie theatres. The Company already has made three sales of its new 3D/4D FXTM theatre system. All three of the sales were in China, the first of which opened in February 2000. The other two theater systems are scheduled to open in the current fiscal year.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the three months ended December 31, 2000 was approximately $19,000. This was primarily attributable to the net loss of approximately $1.4 million offset with positive changes in operating assets and liabilities of approximately $150,000 and by non-cash charges of approximately $1.3 million for depreciation and amortization. Investing activities for the three months ended December 31, 2000 consisted of purchases of property and equipment that was offset by the proceeds from the sale of two portable simulation units. Cash provided by financing activities consisted primarily of proceeds from the issuance of debt that was partially offset by the payments on capital leases and notes payable.

At December 31, 2000, the Company had cash and cash equivalents of approximately $2.7 million of which $200,000 was restricted from use by the Company due to it being held as collateral for a standby letter of credit on a hardware project. This restriction is expected to be released in the third quarter of fiscal 2001. The Company's cash and short-term investment balances have continued to decline since June 30, 2000 and the Company expects to experience further declining balances during the remainder of fiscal 2001. Because of the substantial reductions in the Company's cash balances over the last eighteen months, and contractual restrictions on the use of some of its cash balances, the Company may not be able to continue operations at its current levels. The Company is dependent upon current cash collections to meet its operating needs and pay its current liabilities. The Company has experienced significant difficulty in accurately projecting its cash balances historically. The Company's cash flow is dependent on the timing of delivery of hardware systems, collections and the signing of new contracts, all of which are difficult to predict with accuracy. Further complicating its ability to project cash balances is that the timing of progress payments of the hardware projects are dependent upon achieving certain performance milestones under its hardware sales agreements.

On October 19, 2000, the Company announced the signing of a strategic $4 million investment transaction with the S. Kumars Group, an Indian company. As part of the investment transaction, on October 19, 2000, the Company issued to S. Kumars Group a $300,000 convertible subordinated debenture. On January 19, 2001, the Company announced that other than the issuance of the convertible debenture, the investment transaction was terminated and the Company does not expect to receive any additional funds in connection with that financing.

The Company determined to sell its portable ride simulation theaters, which when sold, will generate cash and is considering a number of other options to improve the financial condition of the Company. The Company sold two portable ride simulation units during the first six months of the fiscal year. There can be no assurance that any additional ride simulation theaters will be sold.

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

The Company will need to aggressively seek additional debt or equity financing and other strategic alternatives. However, recent operating losses, the Company's declining cash balances, the Company's historical stock performance, the delisting of the Company's common shares from The Nasdaq Stock Market, the recent decline in revenue, and a general decrease in investor interest in the Company's industry, may make it difficult for the Company to attract equity investments or debt financing or strategic partners on terms that are deemed to be favorable to the Company. If the Company's financial condition continues to worsen and it is unable to attract alternative equity or debt financing or other strategic transactions, the Company could be forced to consider steps that would protect its assets against its creditors. The Company's independent auditors' report contains an emphasis paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern.

RISK FACTORS

THERE IS DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

        We have experienced significant operating losses in the current and prior years. Our cash and short-term investment balances continue to decline since June 30, 2000 and we expect to experience further declining balances. We have been unable to pay all of our trade creditors and certain other obligations in accordance with their terms and some of our creditors have refused to provide further product or services except on a C.O.D. basis. We intend to improve liquidity by the continued monitoring and reduction of manufacturing, facility and administrative costs including reduction of personnel and the sale of our portable ride simulation units. We expect that our cash on hand and short-term investments, together with cash generated by operations, cannot sufficiently fund future operating losses and capital requirements. We have attempted to raise additional capital through debt or equity financings and to date have had nominal success. If we are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives and could be forced to consider steps that would protect our assets against our creditors.


WE HAVE A HISTORY OF LOSSES AND THERE CAN BE NO ASSURANCE THAT WE WILL BE ABLE TO ACHIEVE PROFITABLE OPERATIONS IN FISCAL 2001.

        We have not been profitable in five of the last six years and have an aggregate net loss for the last six years of $59.2 million. During the six months ended December 31, 2000, we incurred a net loss of $1.4 million and for the fiscal year ended June 30, 2000, we incurred a net loss of $22.5 million. Because substantial portions of our expenses are fixed and our gross margin is relatively low, achieving profitability depends upon our ability to generate and sustain substantially higher revenues. Although we have implemented plans to increase revenues and operating margin, we cannot assure you that we will be able to do so and consequently we expect to experience additional losses in fiscal 2001.

OUR COMMON SHARES HAVE BEEN DELISTED FROM THE NASDAQ STOCK MARKET.

        On November 1, 2000, we were notified by The Nasdaq Stock Market that we did not meet the continued listing requirements of The Nasdaq Small Capital Market and our common shares were delisted on the close of business on November 1, 2000. Our common stock currently is trading on the Over the Counter Bulletin Board. It may be more difficult to raise additional debt or equity financing while trading on the Over the Counter Bulletin Board. If we are unable to raise additional financing, we will not be able to accomplish our business objectives and may consider steps to protect our assets against creditors.

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

     o    other forms of entertainment; and

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

We believe that our extensive library of popular films provides a competitive advantage and that we must continue to add to this library if we are to be successful. Film production is expensive. We typically spend $100,000 - $2,000,000 to produce a film. Although we try to reduce the financial impact of a new film by entering into licensing, participation or other financing arrangements with third parties, prior to release we typically do not recoup our costs until 2-3 years later. Even if we are able to reduce the costs of production, we cannot assure you that the films we produce and acquire will be popular. In addition, because our cash balances have continued to decline, we have had to decrease substantially the level of our investment in film software and this may have an adverse impact on our revenues in future periods.

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

        We believe these competitive pressures are likely to continue. We cannot guarantee that our resources will be sufficient to address this competition or that we will manage costs and adopt strategies capable of effectively utilizing our resources. If we are unable to respond to these competitive pressures successfully, our prices and profit margins may fall and our market share may decrease.

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

        If we are unable, for technological or other reasons, to develop products in a timely manner or the products or product enhancements that we develop do not achieve market acceptance, our revenues may decline and our financial condition would be adversely affected.

A SIGNIFICANT PORTION OF OUR SALES AND CUSTOMERS ARE LOCATED OUTSIDE THE UNITED STATES. CURRENCY FLUCTUATIONS AND THE INCREASED COSTS ASSOCIATED WITH INTERNATIONAL SALES COULD MAKE OUR PRODUCTS UNAFFORDABLE IN FOREIGN MARKETS, WHICH COULD REDUCE OUR PROFITABILITY.

        Sales to customers outside the United States accounted for approximately 46%, 56%, 70% and 70% of our revenues in fiscal 1998, 1999 and 2000, and the six months ended December 31, 2000, respectively. We believe that international sales will continue to represent a significant portion of our total sales. Our foreign sales subject us to a number of risks including:

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

     o the timing, introduction or enhancement of products by us or our competitors; and

     o    the timing and level of our operating expenses.

        Any unanticipated change in operating results may cause our stock price to fluctuate since such changes reflect new information for investors and analysts. New information causes investors and analysts to revalue our stock and this in the aggregate could cause our stock price to fluctuate.

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

     o obtain from the owners of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms or at all; or

     o redesign those products and services that use such technology, which redesign may be either economically or technologically unfeasible.

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

PART II - OTHER INFORMATION



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On December 7, 2000, the Company held its Annual Meeting of Stockholders. The following sets forth the identity of the director elected as a Class III Director to hold office for three years and until his successor has been elected and related voting results.

                                                                                     BROKER
  PROPOSAL                       YES             WITHHELD          ABSTAIN          NON-VOTE
  -----------------------  ----------------   ---------------   ---------------   -------------
  Election of director       2,723,658           12,446              0                0
  -----------------------  ----------------   ---------------   ---------------   -------------


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a.   EXHIBITS:

               (i)     Exhibit 27.1. Financial Data Schedule.

          b.   REPORTS ON FORM 8-K FILED DURING THE QUARTER ENDED
               DECEMBER 31, 2000

               None.

                                   SIGNATURES



Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Burbank, State of California on the 9th day of February, 2001.



                           IWERKS ENTERTAINMENT, INC.
                                  (Registrant)


                             By: /S/ JEFFREY M. DAHL
                                --------------------
                              Senior Vice President
                             Chief Financial Officer
                           (Principal Finance Officer)


                             By: /S/ DEBRA L. WISE
                                -------------------
                           Vice President / Controller
                         (Principal Accounting Officer)


DATE: FEBRUARY 9, 2001