Form 10-Q
period 2001-03-31
IWERKS ENTERTAINMENT INC
filed 2001-05-14
CIK 830404

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



FORM 10-Q


     (Mark One)

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2001



                                       or

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                         Commission file number 0-22558

                           IWERKS ENTERTAINMENT, INC.

             (Exact name of registrant as specified in its charter)

            Delaware                                           95-4439361
-------------------------------                          ----------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                          Identification Number)



            4520 West Valerio Street, Burbank, California 91505-1046
-------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)





                                 (818) 841-7766
-------------------------------------------------------------------------------
               (Registrant's telephone number including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __.

The number of shares outstanding of the Registrant's Common Stock, $0.001 par value, at April 30, 2001 was 3,540,911 shares.

                           IWERKS ENTERTAINMENT, INC.

                                      INDEX
                                                                          Page
PART I.  FINANCIAL INFORMATION                                           Number

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of March 31, 2001
         and June 30, 2000                                                    3

         Condensed Consolidated Statements of Operations for the
         Three and Nine Months ended March 31, 2001 and 2000                  5

         Condensed Consolidated Statements of Cash Flows for the
         Nine Months ended March 31, 2001 and 2000                            6

         Notes to the Condensed Consolidated Financial Statements             7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            9

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                    22

         Signatures                                                          23

                           IWERKS ENTERTAINMENT, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (IN THOUSANDS)


                                                                             MARCH 31, 2001       JUNE 30, 2000
                                                                              (Unaudited)           (Audited)
                                                                          ------------------    -----------------
Current assets:
   Cash and Cash Equivalents (Note 2).................................      $    2,363            $    2,733

   Trade accounts receivable, net of allowance for
     doubtful accounts................................................           3,551                 3,963

   Costs and estimated earnings in excess of billings on
     uncompleted contracts............................................             614                 2,194

   Assets held for sale - current.....................................             447                   858

   Inventories and other current assets...............................           1,959                 3,147
                                                                          ---------------       --------------

Total current assets..................................................           8,934                12,895


Property and equipment at cost, net of accumulated depreciation.......           3,433                 3,693

Film inventory at cost, net of accumulated amortization...............           1,144                 2,222

Goodwill, net of accumulated amortization.............................           1,847                 1,953

Other assets..........................................................           3,343                 3,292

Assets held for sale - long term......................................           1,292                 1,755
                                                                          ---------------       --------------

Total Assets..........................................................       $  19,993             $  25,810
                                                                          ===============       ==============




                             See accompanying notes.

                           IWERKS ENTERTAINMENT, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                       MARCH 31, 2001      JUNE 30, 2000
                                                                        (Unaudited)          (Audited)
                                                                     ----------------     ---------------
Current Liabilities:

Accounts payable....................................................  $    1,418           $    3,943

Accrued expenses....................................................       6,184                5,780

Notes payable, current portion......................................       1,723                1,842

Billings in excess of costs and estimated earnings on
     uncompleted contracts..........................................       2,421                3,797

Deferred revenue....................................................         101                  136

Capital lease obligations, current portion..........................           -                  459
                                                                      ---------------     ---------------

Total current liabilities...........................................      11,847               15,957

Notes payable, net of current portion...............................         387                  333
                                                                      ---------------     ---------------

Total liabilities...................................................      12,234               16,290

Stockholders' equity:

Preferred stock, $0.001 par value, 1,000,000 shares authorized,
     none issued and outstanding....................................           -                    -

Common stock, $0.001 par value, 50,000,000 shares authorized;
     3,540,911 and 3,540,911 issued and outstanding.................          57                   57

Additional paid-in capital..........................................      78,086               78,086

Treasury Stock, 91,600 shares at cost...............................        (341)                (341)

Common stock - warrants.............................................         250                  250

Accumulated deficit.................................................     (70,293)             (68,532)
                                                                      ---------------     ---------------

Total stockholders' equity..........................................       7,759                9,520
                                                                      ---------------     ---------------
Total liabilities and stockholders' equity..........................   $  19,993            $  25,810
                                                                      ===============     ===============




                             See accompanying notes.

                           IWERKS ENTERTAINMENT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)
                                                                     THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                          MARCH 31,                 MARCH 31,
                                                                  -------------------------- -------------------------
                                                                        2001         2000          2001         2000
                                                                  ------------ ------------- ------------ ------------
Revenue                                                             $  5,922     $  5,913     $  17,614    $  22,681

Cost of sales                                                          4,278        5,474        13,445       19,742
                                                                  ------------ ------------- ------------ ------------
Gross margin                                                           1,644          439         4,169        2,939

Selling, general and administrative expenses                           1,985        2,735         5,896        8,686

Impairment of Goodwill                                                    --       11,658            --       11,658
                                                                  ------------ ------------- ------------ ------------
Loss from operations                                                    (341)     (13,954)       (1,727)     (17,405)

Interest income                                                           --            4            90          153

Interest expense                                                         (14)         (67)         (124)        (219)
                                                                  ------------ ------------- ------------ ------------
Net loss                                                              $ (355)   $ (14,017)     $ (1,761)   $ (17,471)
                                                                  ============ ============= ============ ============

Net loss per common share-basic and diluted                           $(0.10)      $(4.06)       $(0.51)      $(5.07)
                                                                  ============ ============= ============ ============

Weighted average shares outstanding-basic and diluted                  3,449        3,449         3,449        3,449
                                                                  ============ ============= ============ ============



                             See accompanying notes.

                           IWERKS ENTERTAINMENT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                FOR THE NINE MONTHS ENDED
                                                                                        MARCH 31,
                                                                             --------------------------------
                                                                                  2001               2000
                                                                             -------------      -------------
     OPERATING ACTIVITIES
     Net loss                                                                  $  (1,761)        $ (17,471)
     Depreciation and amortization                                                 2,205             2,872
     Impairment of Goodwill                                                           --            11,658
     Changes in operating assets and liabilities                                    (694)              343
                                                                             -------------       ------------
       Net cash used in operating activities                                        (250)           (2,598)

     INVESTING ACTIVITIES
     Investments in joint ventures                                                                    (118)
     Purchases of property, plant and equipment                                     (341)             (794)
     Net proceeds from the sale of portable simulation theaters                      874                --
     Additions to film inventory                                                      --              (433)
     Investments in debt securities                                                   --             2,500
                                                                             -------------       ------------
       Net cash provided by investing activities                                    533              1,155

     FINANCING ACTIVITIES
     Proceeds from issuance of debt                                                  300                --
     Principal payments on notes payable                                            (365)             (180)
     Payments on capital leases                                                     (459)             (587)
     Proceeds from issuance of common stock warrants                                  --               250
     Deferred financing fees                                                          --              (252)
     Other                                                                          (129)               --
                                                                             -------------       ------------
       Net cash used in financing activities                                        (653)             (769)
                                                                             -------------       ------------

     Net decrease in cash and cash equivalents                                      (370)           (2,212)

     Cash and cash equivalents at beginning of period                              2,733             4,217
                                                                             -------------       ------------

     Cash and cash equivalents at end of period                                $   2,363         $   2,005
                                                                             =============       ============
     Supplemental disclosures
       Interest paid during the period                                           $    45           $   204
                                                                             =============       ============
       Income taxes paid during the period                                       $    10           $    10
                                                                             =============       ============



                             See accompanying notes.

                           IWERKS ENTERTAINMENT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1.  INTRODUCTION

The accompanying condensed consolidated financial statements of Iwerks Entertainment, Inc. (the "Company") have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of March 31, 2001 and the results of its operations for the three and nine months ended March 31, 2001 and 2000 and the cash flows for the nine months ended March 31, 2001 and 2000 have been included. The results of operations for interim periods are not necessarily indicative of the results which may be realized for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's latest Annual Report on Form 10-K as filed with the SEC. Certain reclassifications were made to the financial statements for the nine months ended March 31, 2000 in order to conform to the nine months ended March 31, 2001 presentation.

NOTE 2.  RESTRICTED CASH

Included in the March 31, 2000 cash and cash equivalents balance is $1,046,000 of cash received from one customer, which was restricted as to its use. This restriction remained in effect until the second quarter of fiscal 2001, when the Company reached a certain milestone related to completion of the project. At that time, the cash became available for Company use. There is no such restriction in the March 31, 2001 cash and cash equivalents balance of $2,363,000.

NOTE 3.  ASSETS HELD FOR SALE

On September 30, 1999 the Company decided to sell the assets relating to the Touring Division. These assets are described as the portable ride simulation theatres and are reflected at management's estimate of their fair value less cost to sell. Management discontinued depreciating these assets and will continue to periodically assess the net fair value of these assets. The Company has sold four units since June 30, 2000 with aggregate net proceeds of $874,000.

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

                                                           Three Months Ended            Nine Months Ended
                                                               March 31,                     March 31,
                                                     ------------------------------------------------------------
                                                          2001           2000            2001           2000
                                                     ------------------------------------------------------------
 Depreciation on fixed assets                           $   364,000     $   337,000     $   972,000  $   986,000
 Depreciation on portable ride simulation theaters               --              --              --      161,000
 Amortization of film costs                                 491,000         626,000       1,004,000    1,181,000
 Amortization of goodwill and other                          76,000         181,000         229,000      544,000
                                                     ------------------------------------------------------------
 Total depreciation and amortization                    $   931,000      $1,144,000      $2,205,000   $2,872,000
                                                     ============================================================


Depreciation and amortization included in cost of sales was $491,000 and $626,000 for the quarters ended March 31, 2001 and 2000, respectively, and $1,004,000 and $1,352,000 for the nine months ended March 31, 2001 and 2000, respectively.

NOTE 6   NOTES PAYABLE

On October 19, 2000, the Company issued a five-year, 8% convertible debenture in the amount of $300,000. Interest is paid semi-annually and the debenture is convertible into shares of common stock at $2.00 per share.

NOTE 7.  NET LOSS PER COMMON SHARE

For the three and nine months ended March 31, 2001 and 2000, the basic and diluted per share data is based on the weighted average number of common shares outstanding during the period. Common equivalent shares, consisting of outstanding stock options and warrants, are not included in the diluted loss per share calculation since they are antidilutive.

On January 13, 2000, the Company's stockholders approved an amendment to the Company's certificate of incorporation to effect a one for three and one-half reverse stock split. The reverse stock split was effective January 18, 2000. All references to per share amounts and shares outstanding included herein have been retroactively restated to reflect the stock split.

NOTE 8.  INCOME TAXES

At June 30, 2000, the Company had available federal and state tax net operating loss carryforwards of approximately $36,200,000 and $13,100,000, respectively. The federal and state net operating loss carryforwards expire, in varying amounts, through 2019. As a result of these net operating loss carryforwards and current period losses, the Company's effective tax rate was negligible and consequently no income tax provision or benefit was recorded in the periods presented. Under Section 382 of the Internal Revenue Code, the utilization of the net operating loss carryforwards may be limited based on changes in the percentage of ownership of the Company.

NOTE 9.  LITIGATION

The proceedings to which the Company is a defendant consist of routine litigation in the ordinary course of business. In the opinion of management, and, based in part upon the advice of outside counsel, resolution of these matters will not have a material adverse impact on the Company's consolidated financial position or results of operations.

NOTE 10. LETTER OF INTENT WITH SIMEX, INC.

On March 5, 2001, the Company announced the signing of a non-binding letter of intent for a strategic $2.2 million acquisition of the Company by SimEx Inc., a Canadian company. The letter of intent provides that SimEx will acquire the Company in exchange for $0.63 per share of common stock currently issued and outstanding. The Company's Board of Directors has approved this transaction and final completion is subject to due diligence, financing, the execution of binding transaction documents, shareholder approval and other customary closing conditions. The Company currently anticipates completing the transaction in the first quarter of fiscal 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

This Report contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act. The words "expect", "estimate", "anticipate", "predict", "believe" and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, its directors or officers with respect to, among other things (a) trends affecting the financial condition or results of operations of the Company and (b) the business and growth strategies of the Company. The stockholders of the Company are cautioned not to put undue reliance on such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in this Report, for the reasons, among others, discussed in the Sections - "Management's Discussion and Analysis of Financial Condition and Results of Operations", and "Future Operating Results". The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should review carefully the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Annual Report on form 10-K filed by the Company on September 29, 2000, the Quarterly Reports on Form 10-Q filed by the Company on February 14, 2001 and November 14, 2000, and any Current Reports on Form 8-K filed by the Company.

RESULTS OF OPERATIONS

HARDWARE SALES AND SERVICE

Revenues on sales of theatre systems are recognized on the percentage-of-completion method over the life of the contract. The gross margin for each contract varies based upon pricing strategies, competitive conditions and product mix.

FILM LICENSING AND PRINTS

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

The Company has developed and manufactured one 15/70 large format camera and is in the process of completing two additional 15/70 cameras. The Company also provides technical and post-production services to third party producers for a fee and maintains a 15/70 and 8/70 projection room at its Burbank facilities for rent to large format filmmakers for use in the post-production process. The Company has also begun a film conversion business in fiscal 2001.

The Company's internal executive production capability develops and oversees the production of films for the Company's film productions as well as for third party custom film projects.

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

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

For the three months ended March 31, 2001 the Company recorded revenues of $5,922,000 compared to $5,913,000 for the same period last year. For the three months ended March 31, 2001, the Company recorded a net loss of $355,000 or ($0.10) per share compared to a net loss of $14,017,000 or ($4.06) per share for the same period last year.

REVENUES

Revenue for the three months ended March 31, 2001 increased $9,000 or 0.01% from the three months ended March 31, 2000.

The following table presents summary information regarding revenues (amounts in thousands):

                                                          Three Months Ended
                                                               March 31,
                                                       --------------------------
                                                           2001         2000
                                                       --------------------------
        Hardware Sales & Service                           $  1,854     $  3,322
        Film Licensing and Prints                             3,062        1,378
        Cameras and Other Production Services                   804          931
        Owned and Operated                                      202          282
                                                       --------------------------
        Total                                              $  5,922     $  5,913
                                                       ==========================


Hardware Sales and Service for the three months ended March 31, 2001 decreased by approximately $1.5 million or 44% compared to the same period last year. During the third quarter of fiscal 2001, hardware sales recognized in the Asia-Pacific region decreased by approximately $593,000, hardware sales recognized in Europe and the Middle East decreased by approximately $506,000 and hardware sales recognized in North America decreased by approximately $159,000. Revenue generated from Customer Service decreased by $210,000 during the third quarter of fiscal 2001 compared to the third quarter of fiscal 2000. Generally, hardware sales are subject to quarterly fluctuations as they are dependent on customer installation dates.

Film Licensing and Prints revenues for the quarter ended March 31, 2001 increased by approximately $1.7 million or 122% compared to the same period last year. This increase primarily is due to several large multi-year film licenses signed in the current quarter and several film license agreements signed with new customers.

Cameras and Other Production Services revenue for the three months ended March 31, 2001 decreased by approximately $127,000 compared to the same period last year. The decrease primarily is due to a reduction in production revenues ($316,000) due to timing of completion of one large project in fiscal 2000 compared to a smaller project in fiscal 2001. The decrease was partially offset by an increase ($189,000) in facility camera rentals. The increase was the result of revenue from film conversions, which is a new line of business for the Company.

Owned and Operated revenue for the three months ended March 31, 2001 decreased by approximately $80,000 as compared to the same period last year. This was primarily due to reduced revenues from joint ventures as a result of a reclassification of revenues for one joint venture ($132,000) to film licensing revenue in fiscal 2001 rather than as owned and operated revenue.

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

Cost of sales as a percentage of sales was 72% for the three months ended March 31, 2001 as compared to 93% for the three months ended March 31, 2000. The decrease resulted primarily from reduced film amortization costs as a result of film write-downs made during fiscal 2000. Additionally, reduced warranty claims resulted in lower customer service cost of sales for the quarter ended March 31, 2001.

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

Selling, general and administrative expenses were approximately $2.0 million and $2.7 million, for the quarters ended March 31, 2001 and 2000, respectively. This decrease primarily is attributable to senior management cost containment efforts including marketing, travel and entertainment expense and office lease and reduced depreciation and amortization, and research and development expenses.

IMPAIRMENT OF GOODWILL

In the quarter ended March 31, 2000, the Company recorded a one-time non-cash write-down to goodwill associated with the acquisition of Omni Film International. There was no similar write-down in the current quarter.

INTEREST INCOME & EXPENSE

Interest income for the quarters ended March 31, 2001 and 2000 was approximately $0 and $4,000, respectively. The decrease resulted primarily from a reduction in the invested cash balances during the three months ended March 31, 2001.

Interest expense for the quarters ended March 31, 2001 and 2000 was approximately $14,000 and $67,000, respectively. The decrease was primarily due to reduced notes payable and capital lease obligation balances in the current quarter as compared to the quarter ended March 31, 2000.

NET LOSS

The Company recorded a net loss of approximately $355,000 in the quarter ended March 31, 2001, compared to a net loss of approximately $14 million in the quarter ended March 31, 2000 due to the reasons mentioned above.

NINE MONTHS ENDED MARCH 31, 2001 COMPARED TO NINE MONTHS ENDED MARCH 31, 2000

For the nine months ended March 31, 2001 the Company recorded revenues of approximately $17.6 million compared to approximately $22.7 million for the same period last year. For the nine months ended March 31, 2001, the Company recorded a net loss of approximately $1.8 million or $0.51 per share compared to a net loss of approximately $17.5 million or $5.00 per share for the same period last year.

REVENUES

Revenue for the nine months ended March 31, 2001 decreased by $5,067,000 or 22% from the nine months ended March 31, 2000.

The following table presents summary information regarding revenues (amounts in thousands):

                                                          Nine Months Ended
                                                              March 31,
                                                       -------------------------
                                                           2001        2000
                                                       -------------------------
        Hardware Sales & Service                           $  8,911     $13,670
        Film Licensing and Prints                             5,120       4,014
        Cameras and Other Production Services                 3,020       2,882
        Owned and Operated                                      563       2,115
                                                       -------------------------
        Total                                               $17,614     $22,681
                                                       =========================


Hardware Sales and Service for the nine months ended March 31, 2001 decreased by approximately $4.8 million or 35% compared to the same period last year. During the nine months ended March 31, 2001, hardware sales recognized in the Asia-Pacific region decreased by approximately $2.7 million, hardware sales recognized in South America decreased by $1.0 million, hardware sales recognized in Europe and the Middle East decreased by approximately $1.2 million and hardware sales recognized in the North American region increased by approximately $712,000. In addition, revenue generated from Customer Service decreased by $471,000 in the nine months ended March 31, 2001 compared to the nine months ended March 31, 2000.

Film Licensing and Prints revenues for the nine months ended March 31, 2001 increased by approximately $1.1 million or 28% compared to the same period last year. The increase primarily is due to several large multi-year film licenses signed in the nine months ended March 31, 2001 and several film license agreements signed with new customers.

Cameras and Other Production Services revenue for the nine months ended March 31, 2001 increased by approximately $138,000 due to higher Facility and Camera rental revenue. The increase was the result of revenue from film conversions, which is a new line of business.

Owned and Operated revenue for the nine months ended March 31, 2001 decreased by approximately $1.6 million as compared to the same period last year, primarily due to declining sales in the touring division. Revenues generated from the touring division were approximately $124,000 during the nine months ended March 31, 2001 compared to $1.2 million during the nine months ended March 31, 2000 due to the Company's decision to shut down the touring division during fiscal 2000. Revenues from joint venture venues decreased by approximately $473,000 as a result of a reclassification of revenues for one joint venture to film licensing revenue in fiscal 2001 rather than as owned and operated revenue.

COST OF SALES

Cost of sales as a percentage of sales was 76% for the nine months ended March 31, 2001 as compared to 87% for the nine months ended March 31, 2000. The decrease resulted primarily from shutting down the touring division operations. For the nine months ended March 31, 2001 the touring division had a negative gross margin.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased to approximately $5.9 million for the nine months ended March 31, 2001 compared to approximately $8.7 million for the nine months ended March 31, 2000, respectively. This decrease was related to senior management cost containment efforts including marketing, travel and entertainment expense and office expense and reduced depreciation and amortization, commission and research and development expense.

IMPAIRMENT OF GOODWILL

In the nine months ended March 31, 2000, the Company recorded a one-time non-cash write-down to goodwill associated with the acquisition of Omni Film International. There was no similar write-down in the current fiscal year.

INTEREST INCOME & EXPENSE

Interest income for the nine months ended March 31, 2001 and 2000 was approximately $90,000 and $153,000, respectively. The decrease resulted primarily from a reduction in the invested cash balances during the nine months ended March 31, 2001.

Interest expense for the nine months ended March 31, 2001 and 2000 was approximately $124,000 and $219,000, respectively. The decrease was primarily due to reduced notes payable and capital lease obligation balances in the nine months ended March 31, 2001 as compared to the nine months ended March 31, 2000.

NET LOSS

The Company recorded a net loss of approximately $1.8 million in the nine months ended March 31, 2001, compared to a net loss of approximately $17.5 million in the nine months ended March 31, 2000 due to the reasons mentioned above.

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

The Company and its principal competitor in the giant screen market, Imax Corporation ("Imax"), are aggressively competing, particularly in the United States market, for new 15 perforation, 70 millimeter format (15/70) theatre installations. The Company primarily competes in this market based upon the price and terms of its projection technology. Imax, the dominant competitor in the market, competes primarily on the basis of its brand identity and its larger base of installed theatres. These factors, and Imax's access to greater financial and other resources, are expected to continue to place the Company at a competitive disadvantage in this market and could have a negative impact on the Company's gross margins in this market. However, the Company believes there is potential and is pursuing the 8 perforation, 70 millimeter (8/70) format theatre market in addition to its 15/70 sales efforts. Imax does not offer an 8/70 product.

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

The Company recognizes these competitive issues and is in the process of creating new products, such as a 3D/4D FXTM specialty attraction system which includes multiple sensory effects and the development of a new generation of smaller ride simulation configurations that can accommodate the potential opportunity in the mass retail environment and movie theatres. The Company already has made three sales of its new 3D/4D FXTM theatre system. All three of the sales were in China, the first of which opened in February 2000. The other two theater systems are scheduled to open in the fourth quarter of fiscal 2001.

The Company has experienced quarterly fluctuations in operating results and anticipates that these fluctuations will continue in future periods. Operating results and cash flow can fluctuate substantially from quarter to quarter and periodically as a result of the timing of theatre system deliveries, contract signing, the mix of theatre systems shipped, the completion of custom film contracts, the existence of world expos, the amount of revenues from film licensing agreements, the timing of sales of ride simulation attractions, the timing of delivery and installation of such sales (pursuant to percentage of completion accounting) and any delays therein caused by permitting or construction delays at the customer's site, the size, type and configuration of the attractions sold, the timing of film rental payments from existing attractions and the performance of those attractions that pay film rental based on a percentage of box office receipts and the timing of sales and marketing efforts and related expenditures. In particular, fluctuations in theatre system sales and deliveries from quarter to quarter can materially affect quarterly and periodic operating results, and theatre system contract signing can materially affect quarterly or periodic cash flow. Accordingly, the Company's revenues and earnings in any particular period may not be indicative of the results for any future period.

The seasonal fluctuations in earnings also may cause volatility in the stock price of the Company. While a significant portion of the Company's expense levels are relatively fixed, the timing of increases in expense levels is based in large part on the Company's forecasts of future sales. The Company may also choose to reduce prices or increase spending in response to market conditions, which may have a material adverse effect on the Company's results of operations. If net sales are below expectations in any given period, the adverse impact on results of operations may be magnified by Iwerks inability to adjust spending quickly enough to compensate for the sales shortfall.

Additionally, the Company plans to continue to evaluate and, when appropriate, make acquisitions of complementary technologies, products or businesses. The Company will continue to evaluate the changing value of its assets, and when necessary, make adjustments to these assets. While the Company cannot predict what effect these various factors may have on its financial results, the aggregate effect of these and other factors could result in significant volatility in the Company's future performance and stock price.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the nine months ended March 31, 2001 was approximately $250,000. This was primarily attributable to the net loss of approximately $1.8 million and negative changes in operating assets and liabilities of approximately $694,000 offset by non-cash charges of approximately $2.2 million for depreciation and amortization. Investing activities for the nine months ended March 31, 2001 consisted of purchases of property and equipment that was offset by the proceeds from the sale of four portable simulation units. Cash used in financing activities consisted primarily of principal payments on notes payable and capital leases that were partially offset by proceeds from the issuance of debt.

At March 31, 2001, the Company had cash and cash equivalents of approximately $2.4 million. The Company's cash and short-term investment balances have declined since June 30, 2000 and the Company expects to experience further declining balances during the remainder of fiscal 2001. Because of the reductions in the Company's cash balances over the last twenty-one months the Company may not be able to continue operations at its current levels. The Company is dependent upon current cash collections to meet its operating needs and pay its current liabilities. The Company has experienced significant difficulty in accurately projecting its cash balances historically. The Company's cash flow is dependent on the timing of delivery of hardware systems, collections and the signing of new contracts, all of which are difficult to predict with accuracy. Further complicating its ability to project cash balances is that the timing of progress payments of the hardware projects are dependent upon achieving certain performance milestones under its hardware sales agreements.

On October 19, 2000, the Company announced the signing of a strategic $4 million investment transaction with the S. Kumars Group, an Indian company. As part of the investment transaction, on October 19, 2000, the Company issued to S. Kumars Group a $300,000 convertible subordinated debenture. On January 19, 2001, the Company announced that other than the convertible debenture, the investment transaction was terminated and the Company does not expect to receive any additional funds in connection with that financing.

On March 5, 2001, the Company announced the signing of a non-binding letter of intent for a strategic $2.2 million acquisition of the Company by SimEx Inc., a Canadian company ("SimEx"). The letter of intent provides that SimEx will acquire the Company in exchange for $0.63 per share of common stock currently issued and outstanding. The Company's Board of Directors has approved this transaction and final completion is subject to due diligence, financing, execution of binding transaction documents, shareholder approval and other customary closing conditions. The Company currently anticipates completing the transaction in the first quarter of fiscal 2002. In the event the transaction does not close, the Company will need to aggressively seek additional debt or equity financing and other strategic alternatives. However, recent operating losses, the Company's declining cash balances, the Company's historical stock performance, the delisting of the Company's common shares from The Nasdaq Stock Market, the recent decline in revenue, and a general decrease in investor interest in the Company's industry, may make it difficult for the Company to attract equity investments or debt financing or strategic partners on terms that are deemed to be favorable to the Company. If the Company's financial condition continues to worsen and it is unable to attract alternative equity or debt financing or other strategic transactions, the Company could be forced to consider steps that would protect its assets against its creditors. The Company's independent auditors' report contains an emphasis paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern.

The Company is in the process of selling its portable ride simulation theaters, which when sold, will generate cash. The Company is considering a number of other options to improve its financial condition. The Company sold four portable ride simulation units during the first nine months of the fiscal year. There can be no assurance that any additional ride simulation theaters will be sold.

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

RISK FACTORS

THERE IS DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

         We have experienced significant operating losses in the current and prior years. Our cash and short-term investment balances continue to decline since June 30, 2000 and we expect to experience further declining balances. We have been unable to pay all of our trade creditors and certain other obligations in accordance with their terms and some of our creditors have refused to provide further products or services except on a C.O.D. basis. We intend to improve liquidity by the continued monitoring and reduction of manufacturing, facility and administrative costs including reduction of personnel and the sale of our portable ride simulation units. We expect that our cash on hand and short-term investments, together with cash generated by operations, cannot sufficiently fund future operating losses and capital requirements. We have attempted to raise additional capital through debt or equity financings and to date have had nominal success. If we are unable to obtain financing on terms acceptable to us, or at all, or if the transaction with SimEx does not close on a timely basis, we will not be able to accomplish any or all of our initiatives and could be forced to consider steps that would protect our assets against our creditors.

WE HAVE A HISTORY OF LOSSES AND THERE CAN BE NO ASSURANCE THAT WE WILL BE ABLE TO ACHIEVE PROFITABLE OPERATIONS IN FISCAL 2001.

         We have not been profitable in five of the last six years and have an aggregate net loss for the last six years of $59.2 million. During the nine months ended March 31, 2001, we incurred a net loss of $1.8 million and for the fiscal year ended June 30, 2000, we incurred a net loss of $22.5 million. Because substantial portions of our expenses are fixed and our gross margin is relatively low, achieving profitability depends upon our ability to generate and sustain substantially higher revenues. Although we have implemented plans to increase revenues and operating margin, we cannot assure you that we will be able to do so and consequently we expect to experience additional losses in fiscal 2001.

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

         If any of our suppliers suffer business disruptions, financial difficulties, or if there is any significant change in condition of our relationship with the supplier, our costs of goods sold may increase or we may be unable to obtain these key components for our products. In either event, our revenues, results of operations, liquidity and financial condition would be adversely affected. While we believe that we can obtain most of the components necessary for our products from other manufacturers, any unanticipated change in the source of our supplies, or unanticipated supply limitations, could adversely affect our ability to meet our product orders.

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

     o    competitive programming;

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

         We believe that our extensive library of popular films is a competitive advantage and that we must continue to add to this library if we are to be successful. Film production is expensive. We typically spend $100,000 to $2,000,000 to produce a film. Although we try to reduce the financial impact of a new film by entering into licensing, participation or other financing arrangements with third parties, prior to release we typically do not recoup our costs until 2 to 3 years later. Even if we are able to reduce the costs of production, we cannot assure you that the films we produce and acquire will be popular. In addition, because our cash balances have continued to decline, we have had to decrease substantially the level of our investment in film software and this may have an adverse impact on our revenues in future periods.

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

         Sales to customers outside the United States accounted for approximately 46%, 56%, 70% and 56% of our revenues in fiscal 1998, 1999, 2000, and the nine months ended March 31, 2001, respectively. We believe that international sales will continue to represent a significant portion of our total sales. Our foreign sales subject us to a number of risks including:

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

OUR QUARTERLY REVENUES AND OPERATING RESULTS ARE DIFFICULT TO FORECAST. IF REVENUES AND OPERATING RESULTS FLUCTUATE UNEXPECTEDLY FROM QUARTER TO QUARTER, OUR STOCK PRICE MAY FLUCTUATE.

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

PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          a.   EXHIBITS:

               None.

          b.   REPORTS ON FORM 8-K FILED DURING THE QUARTER ENDED MARCH 31, 2001

               A Form 8-K was filed on March 7, 2001, Item 5, regarding a press release dated March 5, 2001.

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Burbank, State of California on the 14th day of May, 2001.



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


DATE: MAY 14, 2001