Form 10-K
period 2001-06-30
IWERKS ENTERTAINMENT INC
filed 2001-09-24
CIK 830404

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2001

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   [X]  No  [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any Amendment to this Form 10-K. [ ]

At September 18, 2001, there were outstanding, 3,540,915 shares of the Common Stock of Registrant, and the aggregate market value of the shares held on that date by non-affiliates of Registrant, based on the closing price ($0.54 per share) of the Registrant's Common Stock on The Over the Counter Bulletin Board was $1,735,967. For purposes of this computation, it has been assumed that the shares beneficially held by directors and executive officers of Registrant were held by affiliates; this assumption is not to be deemed to be an admission by such persons that they are affiliates of Registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Proxy Statement relating to its 2001 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report.

                           IWERKS ENTERTAINMENT, INC.

                    FISCAL YEAR 2001 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                           Page
   PART I.
   Item 1.     Business...................................................... 3
   Item 2.     Properties....................................................10
   Item 3.     Legal Proceedings.............................................10
   Item 4.     Submission of Matter to a Vote of Security Holders............10

  PART II.
   Item 5.     Market for Registrant's Common Equity and Related
                 Stockholder Matters.........................................11
   Item 6.     Selected Financial Data.......................................12
   Item 7.     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.........................13
   Item 8.     Financial Statements and Supplementary Data...................26
   Item 9.     Changes and Disagreements with Accountants on
                  Accounting and Financial Disclosure........................47
  PART III.
  Item 10.     Directors and Executive Officers of Registrant................48
  Item 11.     Executive Compensation........................................48
  Item 12.     Security Ownership of Certain Beneficial Owners
                 and Management..............................................48
  Item 13.     Certain Relationships and Related Transactions................48
  Item 14.     Exhibits, Financial Statement Schedules, and
                 Reports on Form 8-K.........................................49

-------------------------------------------------------------------------------
SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION
This Report contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act. The words "expect," "estimate," "anticipate", "predict", "believe" and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of Iwerks, its directors or officers with respect to, among other things (a) trends affecting the financial condition or results of operations of Iwerks and (b) the business and growth strategies of Iwerks. The stockholders of Iwerks are cautioned not to put undue reliance on such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in this Report, for the reasons, among others, discussed in the Sections - "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Risk Factors." Iwerks undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company in calendar years 2001 and 2002 and any Current Reports on Form 8-K filed by the Company.
-------------------------------------------------------------------------------


                                     PART I

                               BUSINESS OF IWERKS
ITEM 1. BUSINESS.

GENERAL

        Iwerks Entertainment, Inc. and its subsidiaries ("Iwerks" or "the Company") designs, engineers, manufactures, markets and services high-tech entertainment attractions which employ a variety of projection, show control, ride simulation and software technologies. The Company: (a) sells and installs ride simulation attractions in specialty theatres, (b) sells and installs large format theatres (generally such theatres require projection technology which utilize film sizes ranging between five perforations per frame by 70 millimeters (5/70) and fifteen perforations per frame by 70 millimeter (15/70), (c) sells and installs specialty theatres which include special "3D/4D FX" effects, (d) licenses and distributes the films in its library to ride simulation and large format theatres and specialty "3D/4D FX" theater attractions, (e) produces and/or distributes films in the 5/70, 8/70 and 15/70 film format for third parties, (f) invests in joint ventures by contributing its ride simulation technology, design and equipment and participating in the theatre profits, (g) leases camera equipment and renting of post production facilities, and (h) offers format conversion services to the large format industry.

        The primary markets for the Company's attractions are theme parks, museums, movie theatres, various types of location-based entertainment centers, destination centers and special event venues. The popularity of entertainment attractions of the type sold by the Company has led to their increasing use as the featured attraction in these locations. The sale of large format theatres into existing commercial exhibitor theatre sites is a market the Company has also targeted. In addition, high-profile retail sites and casinos are expanding their entertainment offerings to broaden appeal, extend the visitors' stay and stimulate repeat visits.

        The Company offers attractions that are well suited to meet this demand. In addition to their drawing power, the attractions require relatively little space and can be easily refreshed by changing the film or other software.

        The Company has installed more than 270 specialty format theater attractions in 36 countries. Of these, 119 were ride simulation theatres, which the Company supports with a library of 50 ride simulation films, the industry's largest premium ride simulation film library.

        The Company is one of the world's premier distributors of simulation films to theatres worldwide including Premier Park's Six Flags and Paramount Parks. The Company is proud to be the exclusive distributor of such dynamic films as the award winning "Dino Island" and "Dino Island II: Escape From Dino Island 3D." Both films utilize state of the art computer graphics to create action packed adventures that bring you face to face with dinosaurs such as T-Rex, Pteranodon and a herd of Apatosaurs. "Meteor Attack," another film released exclusively by Iwerks, blasts you into the future as you join a do-or-die mission to save the planet. "Stan Lee's 7th Portal" based on Lee's team of Super Heroes for the 21st century created for the Internet, is a rescue mission from the evil Mongor through the 7th Portal. The Company also enjoys relationships with several independent production companies and distributes additional films on a non-exclusive basis including among others, most of nWave's film library, Ex-Machina's "Stealth" and "Mad Racers," Landmark's "James
Bond: 007 License To Thrill," Deepwork's "Star Warriors" and Discovery's "Wings." Additionally, the Company continues to cultivate relationships within the creative community to further expand its library.

        The Company is a Delaware corporation with principal executive offices located at 4520 West Valerio Street, Burbank, California 91505, and its telephone number is (818) 841-7766. In addition to its principal executive offices, Iwerks has sales offices in Sarasota, Florida and Toronto, Canada. A sales representative maintains offices in Hong Kong and Shanghai.

RECENT DEVELOPMENTS

        On August 31, 2001, the Company, SimEx, Inc., an Ontario, Canada corporation ("SimEx"), and SimEx Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of SimEx ("Acquisition Co."), entered into an agreement and plan of merger pursuant to which SimEx will acquire all of the outstanding shares of the Company's common stock for a total cash consideration of US $2.25 million. Immediately prior to the effective time of the merger, each issued and outstanding share of our common stock will be converted into the right to receive a ratable portion of the US $2.25 million equal to the quotient obtained by dividing (i) US $2.25 million by (ii) the number of shares of our common stock immediately outstanding prior to the effective time of the merger. Assuming the exercise or conversion of all "in-the-money" securities prior to the effective time of the merger, the per share consideration to be offered to our stockholders will be approximately US $0.63. The merger is subject to stockholder approval and other customary closing conditions. If the merger is consummated, the Company will become a wholly owned subsidiary of SimEx. However, it is expected that the Company will retain its brand name and identity and will continue operations under the existing Company management team.

BUSINESS STRATEGY

        The Company's goal is to capitalize on its position as a leader in the ride simulation attraction business and become the leading full-service provider in the ride simulation, large format and specialty venue 3D/4D FX attractions by offering a full range of support services and film-based software.

        The Company's current strategies to achieve its objectives include the following:

        FULL SERVICE PROVIDER OF COMPLETE ENTERTAINMENT BUSINESS SOLUTIONS. The Company intends to expand its market penetration by offering its customers a complete line of services and products to support the design, development and operation of specialty format theater attractions. The Company has installed over 270-specialty format theater attractions and currently licenses film software to over 64 installed simulation theaters. The Company believes that its track record of successes positions it as a leader in terms of industry experience and operating expertise in the specialty format theater market. By focusing its services and products on solutions designed to assist its customers in building their businesses, the Company believes that it will continue to expand its own business opportunities in the future.

        EXTEND THE COMPANY'S PRODUCT LINE THROUGH INNOVATIVE USE OF ITS CURRENT TECHNOLOGIES. Management believes that the Company has the opportunity to increase its product offerings without incurring significant additional research and development costs. An example of this is the introduction of a turnkey specialty 3D/4D FX theatre that utilizes "4D" effects, the first of which opened in Shenzhen, China in February 2000. The second 3D/4D FX theatre opened in May 2001, in Beijing, China. The third 3D/4D FX theatre is scheduled to open in August 2001, in Shanghai, China. These effects include a water mist; wind and a seat drop among other visceral effects. Management believes there are opportunities to leverage the Company's existing technology to provide new, innovative products designed to meet current market requirements and opportunities, including adding 4D effects to its ride simulation systems. The first simulation attraction with 4D effects was opened in July 2001, in Niagara Falls, Canada.

        EXPAND INTO NEW MARKETS. The Company is exploring potential new markets for its attractions, products and services. The Company continues its expansion efforts in Europe, China, India and South America. In addition, the Company is pursuing market opportunities for its large format theaters in commercial locations, such as movie theater multiplexes, where it made its first sales in fiscal year 1999, and its ride simulation theaters in untapped commercial settings including casinos and retail businesses.

        IDENTIFY NEW STRATEGIC PARTNERS. Management believes that the Company can optimize its market position and performance through the formation of strategic alliances with companies who have complementary technologies, manufacturing or distribution.

        BRANDED PRODUCTS. The Company has launched the Extreme Screen(TM) brand in an effort to establish a recognizable and significant global market presence for the Company's large format theater installations. In fiscal 2000 five theaters opened with the Extreme Screen(TM) brand and five additional theaters opened in fiscal 2001. Two additional Extreme Screen(TM) brand theatres are scheduled to open in fiscal 2002.

IWERKS PRODUCTS

        FIXED-BASE RIDE SIMULATION THEATRES. The Company's line of fixed-base ride simulators are marketed under the brand IWERKS TURBORIDE(TM). and combine high-resolution film or video software, digital surround sound and moving seats to fully immerse the audience in a realistic, simulated experience. The Company is also beginning to incorporate digital projection technology into some of its installations. Software currently available includes a variety of live action and fantasy experiences such as taking a ride through the center of the earth, being chased by dinosaurs, flying at supersonic speeds, racing with Indy cars, riding a roller coaster, white-water rafting and space and underwater adventures. The Company's ride simulation theatre product line is the broadest in the industry, enabling the Company to offer its customers seat and platform-based simulators in a variety of configurations and at multiple price points. The Company's ride simulators are designed to operate in theatres which typically seat 8 to 100 people, and feature screens up to 52 feet high, with six-channel digital surround sound. In these rides, guests watch a high-resolution film with a fast action point-of-view perspective while sitting in seats that move in synchronization with the action on the screen. Films for the Company's ride simulation theatres typically range between three and five minutes. Ride simulation theatres can be reprogrammed to create new adventures.

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

        The Company's large format theatres are available in a variety of configurations. Its flat screen theatres use screens as large as 65 feet high by 85 feet wide, more than five times the size of most movie theatre screens. The Company's domed screen theatres use a dome-shaped screen up to 80 feet in diameter which wraps around and above the audience filling the audience's field of vision. The Company also offers 3D systems which use dual projectors to create a 3D image.

        CUSTOM AND OTHER THEATRES. The Company offers a wide range of custom film and video-based theatre systems utilizing 70 millimeter and 35 millimeter film formats. Among its offerings is the Iwerks' 3D/4D FX Theatre, a theatre that includes in-theatre physical effects of fog, rain, wind, speed and more. The Company's custom projects range from the sale of individual projectors to complete theatre systems.

        FILM DISTRIBUTION. The Company's film distribution efforts are focused in three primary market sectors: simulation films, large format films, and attraction films. The Company has a film library which includes, as of June 30, 2001, the distribution rights to 50 simulation films, 8 of which are available in 3D; 7 large format films, 4 of which are available in 3D; and 6 attraction films, all of which are available in 3D. In addition to the Iwerks' library of large format films, owners of Iwerks' large format theatres have access to an additional library of over 100 titles from other distributors. The Company believes that the quality and size of its film library gives it an added advantage over its competitors in the marketplace.

        The Company's recent simulation film releases include STAN LEE'S 7TH PORTAL, a rescue mission involving all new Stan Lee superhero characters; METEOR ATTACK, a 23rd century training flight; JAMES BOND: LICENSE TO THRILL, a truly live-action experience; STAR Warriors, the ultimate starfighter experience; WINGS, an educational aviation adventure made in association with the Discovery Channel; JOURNEY THROUGH THE CENTER OF THE EARTH, a 3D ride to the center of the earth; DINO ISLAND II: ESCAPE FROM DINO ISLAND, a 3D sequel to the highly successful film DINO ISLAND; and SUPERSTITION, a haunted scream park adventure hosted by Elvira - Mistress of the Dark. Fiscal 2002 releases are scheduled to include "Warrior of the Dawn" and "Welcome to Toy World." The Company continues to look at additional projects, which may increase the number of films released in fiscal 2002. The Company intends to continue to seek opportunities for deriving additional revenue from its library of simulation films in fiscal year 2002.

        The Company's large format library includes "Encounter in the Third Dimension" (available in 8/70 3D), "Alien Adventure" (available in 8/70 2D and
3D), "Cirque du Soleil: Journey of Man" (available in 8/70 2D), "Wings of Courage" (available in 8/70 2D and 3D), "Across the Sea of Time" (available in 8/70 2D and 3D), "Thrill Ride" (available in 8/70 2D), and the newest release, "Mexico" which is available in all formats (15/70, 10/70 and 8/70). The company is in serious discussions to acquire all large format rights for several other projects to be released in fiscal year 2002 and future fiscal years and is committed to building the large format distribution business.

        The Company's attraction library consists of "Ultimate Flight," "Pirates," "Haunts of the Olde Country," "Fascinating World of Materials," "Adventure Planet," "Adventures in 3D," all of which are available in 3D and can be programmed to play in synch with 4D effects. The latest release, "Ultimate Flight" is a revised version of the 40-minute large format film entitled "Ultimate G's" which was successfully re-purposed for the attraction market. Attraction films are in great demand and the Company continues to search out new attraction films or opportunities to re-purpose existing films.

MULTI-FORMAT FILM PRODUCTION STRATEGY

        Given the Company's presence in three unique market places, Iwerks can select film properties and exploit them across the three separate film markets. For example, with the Company's investment in the large format film "ENCOUNTER IN THE THIRD DIMENSION," Iwerks was able to derive three different film products from the single investment. This strategy greatly reduces the risk of the film investment and facilitates entry into new markets to increase revenue potential at a greatly reduced cost. This strategy was repeated with the release of "ALIEN ADVENTURE IN 3D" which also derived four 3D simulation films including "MAGIC CARPET RIDE IN 3D," "KID COASTER 3D," "AQUA RIDE 3D" and "GLACIER RUN 3D" as well as a 12 minute 3D/4D specialty film.

FILM PRODUCTION

        The Company's internal executive production capability develops and oversees production of films for the Company's film productions as well as for third party custom film projects. In fiscal 2001 the production group developed and produced a commercial concert film, "*NSYNC BIGGER THAN LIVE" showcasing the chart-topping band *NSYNC. Additionally, the production group developed and produced a custom film for Daytona USA entitled "Daytona Dream Laps." Iwerks has several film projects in development with anticipated release dates in fiscal 2002.

OWNED AND OPERATED (O&O)

        The Company has entered into numerous Joint Venture arrangements with Location Based Entertainment ("LBE") operators, specifically Dave & Busters and Pier 39. Typically the arrangement consists of Iwerks contributing the hardware and the operator contributing the site and improvements. The agreements generally call for a film lease payment and gross profit split. In July 2001, the Company bought out its former partners in the Pier 39 Joint Venture. In fiscal 2002, Pier 39 will be consolidated into the operations of the Company.

CAMERAS AND OTHER PRODUCTION SERVICES

        The Company contracts with third parties to lease its 8/70 large format cameras and related equipment, including a 3D rig, lenses and accessories, generally from several days to several months.

        The Company has developed and manufactured two 15/70 large format cameras and is in the process of completing one additional 15/70 camera. The Company also provides technical and post-production services to third party producers for a fee and maintains a 15/70 projection room as well as an 8/70 projection room at its Burbank facilities for rent to large format filmmakers for use in the post-production process. The Company also began providing format conversion services in fiscal 2001.

PORTABLE RIDE SIMULATION THEATRES

        In September 1999, the Company decided to sell the assets relating to the portable ride simulation theatres ("Touring Division"). To date, the Company has sold 5 portable ride simulation theatres and is actively seeking buyers for the remaining portable ride simulation theaters.

MARKETING AND CUSTOMERS

        The Company distributes its theatre systems, software and services through multiple distribution channels including a direct sales and marketing force as well as independent sales representatives in selected areas. The sales and marketing staff consists of seven employees. A sales representative maintains foreign sales offices in Hong Kong and Shanghai, which provide support to Asian marketing programs, and assist in customer service. In addition, the Company has sales professionals located in Burbank, California and Sarasota, Florida, as well as, Toronto, Canada.

        The Company markets its attractions, including theatre systems and film software, mainly to theme parks, museums, movie theaters, destination centers, casinos, location-based entertainment centers and special event venues. The Company's theatre systems include projection and audio equipment, show control systems and film handling equipment. The Company also provides ride simulation systems, which include motion bases, film projection and audio equipment, show control and other effects, as well as 4D specialty systems which include other sensory effects. The customer supplies its own theatre space and other necessary site improvements to operate the theatre. The Company provides installation, training, design, marketing, maintenance and other support services.

        A primary market for the Company's 2D, 3D and 4D theatres has been the worldwide amusement and theme park industry. The Company expects that continuing sales will come from existing parks looking for new attractions, parks under development looking for an array of attractions and the expanding location-based entertainment industry. Substantial new park development is occurring outside of the United States and management believes that international operators will continue as important customers for this product. The Company has also developed customers in the family entertainment center, movie theatre, institutional and casino markets as well as tourist, vacation, destination shopping and convention locations for its ride simulation theatres. The Company sells its ride simulation theatres at prices which are separately negotiated, depending upon the product, the number of motion bases, the configuration of the theatre space, optional components selected and the level of design service provided. The Company licenses its ride simulation films for a range of prices depending on the film, license term, location and size of theater.

        The primary markets for the Company's large format 2D and 3D theatres have been museums, visitor destination centers, and other institutional exhibition facilities frequented by large numbers of visitors. Commercial movie theatre operators are also viewing large format theatres as an entertainment option for their guests. The Company sells its large format theatres at prices which are separately negotiated.

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

        The Company offers high-resolution digital video imaging systems that utilize a high-definition video source and produce a high quality video image. This imaging system is ideal for small ride simulation theatre systems.

        MOTION BASES. The Company's ride simulation theatres utilize either two-seat or eight-seat motion platforms. The two seat hydraulic base is a compact and highly responsive three-axis system, allowing a multitude of combinations of pitch (tilt from front to rear), vertical (move up and down) and roll (tilt from side to side) movements, which keep passengers in constant motion with the image. The eight seat electro-mechanical base, which has six-axis of motion capable of producing the most realistic ride simulation available. The six-axis systems permit pitch, roll, vertical, sway, yaw (a turning motion), and surge (forward and back), all the motions available within a given motion envelope. Each motion base is a self-contained system, requiring only electronic communications and electrical power connections.

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

        The Company's manufacturing operations utilize a wide variety of electrical and mechanical components, raw materials and other supplies and services. The Company has developed multiple commercial sources for most components and materials, but it does use single sources for a limited number of standard and custom components. While delays in delivery of such single source components could cause delay in shipments of certain products by Iwerks, at this time, the Company has no reason to believe that any of the single-source vendors present a serious risk. Consistent with industry practice, the Company generally purchases components of its theatre systems upon receipt of an order. Certain components used by Iwerks, including lenses, hydraulic power sources and motion bases must be ordered up to four months in advance to assure timely delivery. The Company maintains an inventory of these items as it deems appropriate to service forecasted demand. Research and development costs are incurred in the design, construction and testing of prototype systems and are charged to expense as incurred. The research and development expenses were $565,000, $404,000 and $186,000 for the years ended June 30, 1999, 2000 and 2001, respectively. Of the expenses, 91%, 53% and 86% in 1999, 2000 and 2001, respectively, were for improvements to existing products and the remainder was for development of new products.

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

        The Company also has developed an electro-mechanical 8-seat base in conjunction with MOOG, Inc. The base actuates 6 degrees of movement and uses standard 110 volt electrical power as its source. In the development of the 8-seat simulator, a manufacturer was secured to execute the fiberglass seat as a finished product requiring no additional assembly or finishing by the Company. The finished product will be shipped directly to the customer site for installation.

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

EMPLOYEES

        At August 28, 2001, the Company employed 89 persons, of whom 23 were employed in management, finance and administration, 7 were employed in sales and marketing, and 52 were employed in operations (including 2 employees working on a temporary basis refurbishing the Company's portable ride simulation theatres that are being sold) and 14 were employed at the Pier 39 Turbo Ride attraction. None of the Company's employees are represented by a collective bargaining agreement. The Company believes that its relations with its employees are satisfactory.

ITEM 2. PROPERTIES.

        The Company maintains its principal facility in Burbank, California where it leases space under three separate leases on adjacent facilities consisting of 36,000, 23,460 and 7,596 square feet each. The leases expire October 14, 2006, September 30, 2001 and September 30, 2002, respectively. The Company leases the space for an aggregate lease payment of approximately $44,745 per month. In June 2000, in an effort to reduce operating costs, the Company consolidated its operations into two of the existing buildings. The third building (23,460 square feet) is being subleased through the end of the lease term.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        During the last quarter of the Registrant's fiscal year ended June 30, 2001, no matter was submitted to a vote of the security holders of the Registrant.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        The Company's Common Stock is listed for quotation on The Over The Counter Bulletin Board. Until November 1, 2000, the Common Stock was listed on the Nasdaq Small Capital Market. The table below sets forth, for the calendar quarters indicated, the high and low closing sales prices per share as reported on Over the Counter Bulletin Board or The Nasdaq Small Capital Market, as applicable, for the Iwerks Common Stock.

                                               HIGH              LOW
YEAR ENDED JUNE 30, 2000
First Quarter                                $ 4 19/32       $ 2 26/32
Second Quarter                                 3  1/2          2 33/64
Third Quarter                                  3  9/16         1  9/16
Fourth Quarter                                 1  7/8            13/16
YEAR ENDED JUNE 30, 2001
First Quarter                                $   15/16       $    7/16
Second Quarter                                    5/8             5/32
Third Quarter                                     9/16            5/32
Fourth Quarter                                   33/64           19/64

        As of August 28, 2001, Iwerks had approximately 776 holders of record. No dividends have been declared or paid since incorporation. Iwerks currently intends to retain earnings for use in its business and does not anticipate paying any cash dividends on its common stock in the foreseeable future.

        On July 28, 2000, the Company was notified by Nasdaq that the Company did not meet the continued listing requirements of The Nasdaq National Market. Accordingly, effective August 1, 2000 the Company was listed on the Nasdaq Small Capital Market pursuant to an exemption and the trading symbol of the Company's securities was changed from IWRK to IWRKC. At the time of listing on the Nasdaq Small Capital Market, the Company was granted a temporary exception from the continued listing requirements of the Nasdaq Small Capital Market. On November 1, 2000, the Company was notified by Nasdaq that it did not meet those continued listing requirements and the common shares were delisted on the close of business on November 1, 2000. The common stock currently is trading on the Over The Counter Bulletin Board.

ITEM 6. SELECTED FINANCIAL DATA

                                                    Fiscal Year Ended June 30,
                                     ----------------------------------------------------------------
                                     1997 (1)(2)   1998 (1)(3)    1999 (1)   2000 (1)(4)  2001 (1)(5)
                                     -----------   -----------    --------   -----------  -----------
                                            (IN THOUSANDS EXCEPT PER SHARE INFORMATION)
OPERATIONS:
Total revenue                          $ 39,584     $  25,073     $ 34,869    $ 28,243    $ 22,204
Loss from operations                    (10,573)      (12,132)      (4,986)    (22,620)     (5,034)
Net loss                               $ (9,956)    $ (11,560)    $ (4,778)   $(22,507)     (5,037)
Net loss per share - basic             $  (2.94)    $   (3.33)    $  (1.36)   $  (6.53)   $  (1.46)
Net loss per share - diluted           $  (2.94)    $   (3.33)    $  (1.36)   $  (6.53)   $  (1.46)
Weighted average shares
  outstanding  -  basic                   3,387         3,489        3,520       3,449       3,449
Weighted average shares
  outstanding - diluted                   3,387         3,489        3,520       3,449       3,449

FINANCIAL POSITION (AT PERIOD END):
Cash, cash equivalents and
    short-term investments             $ 19,067      $ 10,464     $  6,717    $  2,733    $  2,191
Total assets                             64,529        50,857       50,822      25,864      15,445
Capital lease obligations and
  notes payable                           1,827         1,082        1,087       2,634       1,991
Stockholders' equity                     48,386        36,834       31,775       9,520       4,483
Total liabilities and
  stockholders' equity                 $ 64,529      $ 50,857     $ 50,822    $ 25,864    $ 15,445

PER SHARE DATA (AT END OF PERIOD):
Net book value per common share        $  13.90      $  10.43     $   9.21    $   2.76    $   1.30
Common shares outstanding                 3,474         3,527        3,448       3,449       3,449

(1) Net income (loss) per share - basic and diluted, weighted average shares outstanding - basic and diluted, net book value per common share and common shares outstanding have been restated to reflect the 3.5 to 1 reverse stock split effective January 18, 2000.

(2) Net loss for 1997 includes the write-down of $5.6 million ($1.61 loss per share) for the impairment of long-lived assets for the portable ride simulation theaters and other fixed assets.

(3) Net loss for 1998 includes approximately $1.6 million of severance costs associated with a company-wide layoff and termination of certain officers, and an additional $1.6 million for merger related costs associated with the failed merger.

(4) Net loss for 2000 includes the write-down of approximately $13.8 million ($4.00 loss per share) for the impairment of goodwill and other assets.

(5) Net loss for 2001 includes the write-down of approximately $3.2 million ($0.93 loss per share) for the impairment of goodwill and other assets.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

        The Company designs, engineers, manufactures, markets and services high-tech entertainment attractions which employ a variety of projection, show control, ride simulation and software technologies. The Company currently: (a) sells and installs ride simulation attractions in specialty theatres, (b) sells and installs large format theatres (generally such theatres require projection technology which utilize film sizes ranging between five perforations per frame by 70 millimeters (5/70) and fifteen perforations per frame by 70 millimeter (15/70)), (c) sells and installs specialty theatres which include special "4D" effects, (d) licenses and distributes the films in its library to ride simulation, large format theatres and specialty 3D/4D attraction theaters, (e) produces films in the 5/70, 8/70 and 15/70 film format for its film library and for third parties, (f) invests in joint ventures by contributing its ride simulation technology, design and equipment and participating in the theatre profits, and (g) leases camera equipment and rents post production facilities, and (h) offers format conversion services to the large format industry.

        The Company's operating results in fiscal 2001 have improved from fiscal 2000. This was primarily due to several large non-cash one-time adjustments made in fiscal 2000. In the third quarter of fiscal 2000, the Company recorded a one-time non-cash write-down to goodwill associated with the acquisition of Omni Film International (Omni) in 1994 ($11.7 million). In the fourth quarter of fiscal 2000, the Company recorded impairment write-downs totaling $2.2 million (certain camera equipment-$1.58 million, portable ride simulation theaters-$594,000). In addition, in the prior year the Company recorded a charge of $202,000 relating to the adoption of SOP 00-2, "Accounting by Producers or Distributors of Films. In the fourth quarter of fiscal 2001, as a result of the proposed merger with Simex Inc., the Company recorded a non-cash write-down for impaired assets totaling approximately $3.2 million.

REVENUES FOR THE FISCAL YEARS ENDED JUNE 30, 1999, 2000 AND 2001 ARE ANALYZED IN THE FOLLOWING TABLE (IN THOUSANDS):

        The Company derives its revenues primarily from four sources: sales of hardware systems, licensing of films, owned and operated (portable ride simulation theatres and joint venture arrangements), and the production of films for third parties, rental of facilities and camera equipment.

Revenues for the fiscal years ended June 30, 1999, 2000 and 2001 are analyzed in the following table (in thousands):

                                                    Fiscal Year Ended June 30
                                    ----------------------------------------------------------
                                       1999       %        2000        %       2001       %
                                    ----------  ------  ---------    ------  ---------  ------
Hardware sales & service              $ 19,305     55%   $ 16,285       58%    10,334     46%
Film licensing                           7,838     23%      5,920       21%     6,786     31%
Owned and operated                       4,471     13%      1,775        6%       778      4%
Film production and other                3,255      9%      4,263       15%     4,306     19%
                                      $ 34,869    100%   $ 28,243      100%    22,204    100%

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

        Film Licensing revenues and related expenses are recognized at the beginning of the license period, at which time the customer is billed the license fee and the film is delivered to the customer.

        Revenues from O&O consist of portable ride simulation theatres, revenues derived primarily from corporate sponsorship or ticket sales at state fairs, air shows, and similar events as well as revenues derived from fixed site joint venture revenues which includes Iwerks' contractual share of the sites' revenues or profits as applicable. In September 1999, the Company stopped operations of the Touring Division and decided to sell the assets. These assets are described as the portable ride simulation theaters and are reflected at their estimated net realizable value.

        Revenue from film production and other is generated primarily through the production of films for third parties, rental of camera equipment and the rental of postproduction facilities. The Company started a film conversion business in the third quarter of fiscal 2001. The Company recognizes revenues and costs associated with the production of custom films on the percentage of completion method. The Company typically realizes a smaller margin from the sale of custom films in comparison to its theatre system sales.

        A significant portion of the Company's sales are made to customers located outside of the United States, primarily in Asia, South America, Europe, the Middle East and Canada. Sales from customers outside of the United States continue to account for a large percentage of total revenues. Sales from Asia, Europe, Middle East and Canada account for 58% of the Company's total sales in fiscal 2001. Revenues for the fiscal years ended June 30, 1999, 2000 and 2001 attributable to sales to these areas are summarized in the following table (in thousands):


                                   1999                      2000                      2001
                         ------------------------  -------------------------  -----------------------
                                    PERCENTAGE OF              PERCENTAGE OF            PERCENTAGE OF
                          AMOUNT    TOTAL REVENUE    AMOUNT    TOTAL REVENUE   AMOUNT   TOTAL REVENUE
                         ---------  -------------  ---------   -------------  --------  -------------
Asia                      $ 10,434      29.9%      $  9,800        34.7%      $  6,173      27.8%
South America                  550       1.6%         1,128         4.0%           458       2.1%
(including Mexico)
Europe and Middle East       8,148      23.4%         8,429        29.8%         3,756      16.9%
Canada                         503       1.4%           386         1.4%         2,530      11.4%
                          --------     ------      --------       ------      --------     ------
Total Export Revenues     $ 19,635      56.3%      $ 19,743        69.9%      $ 12,917      58.2%
                          ========     ======      ========       ======      ========     ======

        A sales representative maintains offices in Hong Kong and Shanghai to support sales to Asia. The Company also maintains an office in Toronto, Canada to support its North American sales. European, Middle Eastern and South American sales are supported out of the Sarasota, Florida office. International operations and sales may be subject to political and economic risks, including political instability, currency fluctuations, changes in import/export regulations, tariff and freight rates. In addition, various forms of protectionist trade legislation have been proposed in the United States and in certain other countries. Any resulting change in current tariff structures or other trade and monetary policies could adversely affect Iwerks' international operations. Political and economic factors have been identified by the Company with respect to certain markets in which it competes. There can be no assurance that these factors will not result in customers of the Company defaulting on payments owed to Iwerks, or in the reduction of potential purchases of the Company's products. For example, turmoil in the economies of the countries in Asia has historically had a material adverse effect on the Company's revenues and results of operations. Revenues attributable to sales in Asia declined from $13.7 million for fiscal 1997 (representing 34.6% of the Company's revenues) to $5.7 million in fiscal 1998 (representing 22.6% of the Company's revenues). Fiscal 1999 sales to Asia increased to $10.4 million (representing 29.9% of the Company revenues), and during fiscal 2000 sales remained strong at $9.8 million (representing 34.7% of the Company's revenue). During fiscal 2001 sales to Asia decreased to $6.2 million (representing 27.8% of Company's revenue). The Company is not able to predict to what extent, or for what period, economic trends may adversely affect the sales of its products. Typically, sales outside the United States are denominated in United States dollars and are backed by bank letters of credit, which reduce the risks related to international sales.

COMPARISON OF YEAR ENDED JUNE 30, 2001 TO YEAR ENDED JUNE 30, 2000

        REVENUES

        Revenue for the fiscal year ended June 30, 2001 decreased approximately $6.0 million or 21% from the fiscal year ended June 30, 2000 due to the factors described below.

        Hardware sales and service decreased by $6.0 million or 37% from the prior fiscal year. Hardware sales in the Asia region decreased from the prior year by $3.6 million or 54%, European hardware sales decreased by $2.5 million or 53% and South American hardware sales decreased by $762,000 or 59%. These reductions were partially offset by an increase in North American hardware sales of $1.1 or 43%. Due to the lead-time involved in completing our contracts, bookings in one fiscal year are typically recognized as revenue in the following fiscal years. The reduction in hardware revenues in fiscal 2001 is due to reduced hardware bookings in fiscal 2000 and 2001, as a result of the slow down in the global economy. The worldwide economic slowdown has adversely affected the Theme Park and Leisure industries.


        Film licensing revenues for fiscal 2001 increased approximately $866,000 or 15% compared to the comparable prior year period. The increase in sales was primarily due to numerous multiple year film license contracts signed in the last half of fiscal 2001 with existing and new customers.

        O&O revenue for fiscal 2001 decreased by approximately $1.0 million or 56% as compared to the same period last year, primarily due to a decrease of approximately $1.0 million in the Touring Division. The decline in sales and related expenses in the Touring Division is due to the Company's decision to stop operations of the division in September 1999 and actively pursue the sale of the portable ride simulation theaters.

        Film production and other revenue for fiscal 2001 increased by approximately $43,000 or 1% compared to the comparable prior year period. This was due to increased print revenue, camera rentals and revenue from the new film conversion business, partially offset by reduced film production revenues.

        No single customer accounted for more than 10% of revenues in fiscal 1999, 2000 or 2001.

        COST OF SALES

        Cost of sales includes costs of theatre systems sold, cost of servicing out of warranty theatre systems, costs associated with film distribution, film production and expenses associated with operating portable ride simulation theatres. The cost of theatre systems includes the cost of components, customization, engineering, project management, assembly, system integration, installation and estimated warranty expenses. The costs of servicing out of warranty theatre systems includes primarily parts and labor. The costs associated with film distribution primarily reflect amortization of film production costs and royalties due to third parties. The cost of sales associated with operating portable ride simulation theatres includes costs for personnel, depreciation, event fees, fuel, insurance and maintenance.

        Cost of sales as a percentage of sales was 74% for fiscal 2001 as compared to 92% for fiscal 2000. The improvement is primarily attributable to shut down of the Touring operation and improved manufacturing efficiency. Additionally, fiscal 2000 costs were higher due to write-downs on certain films in the final two quarters and an increase in the reserve for inventory obsolescence in the fourth quarter.

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

        Selling, general and administrative expenses were $11.1 million and $7.6 million, for fiscal 2000 and 2001, respectively. The reduction is primarily due to reduced employee related costs, marketing expenses, office expenses, facility leases, travel and entertainment, professional services, and research and development costs. The fiscal 2001 savings are the result of senior management cost containment efforts.

        IMPAIRMENT OF LONG-LIVED ASSETS

        In the fourth quarter of fiscal 2001, as a result of the proposed merger with Simex Inc., the Company determined that certain long-term intangible and other assets were impaired. Accordingly, a non-cash write-down for impaired assets totaling approximately $3.2 million was recorded.

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

        INTEREST INCOME & EXPENSE

        Interest income for fiscal 2000 and 2001 was $144,000 and $95,000, respectively. The decrease from 2000 to 2001 resulted primarily from a reduction in the invested cash balances during the 2001 fiscal year.

        Interest expense for fiscal 2000 and 2001 was $253,000 and $92,000, respectively. The decrease is the result of the reduction in capital leases.

        INCOME TAXES

        The provision for income taxes (benefit) was ($222,000) and $6,000 for the years ended June 30, 2000 and 2001, respectively. As the Company has significant net losses, the income tax provisions are primarily for foreign taxes and minimum state taxes. The fiscal 2000 tax benefit is the result of a $234,000 federal tax refund relating to a prior year.

        NET LOSS

        The Company recorded a net loss of $22,507,000 in 2000, compared to a net loss of $5,037,000 in 2001 due to the aforementioned reasons.

COMPARISON OF YEAR ENDED JUNE 30, 2000 TO YEAR ENDED JUNE 30, 1999

        REVENUES

        Revenue for the fiscal year ended June 30, 2000 decreased $6.6 million or 19% from the fiscal year ended June 30, 1999 due to the factors described below.

        Hardware sales and service decreased by $3.0 million or 16% from the prior fiscal year. Hardware sales in North America decreased by $5.7 million or 68%. The reduction in North American revenues in fiscal 2000 primarily is due to the Company concentrating it's large format sales efforts on the commercial exhibitor market in fiscal 1999. Commercial exhibitors have been experiencing financial difficulties. Consequently, these exhibitors have not purchased large format product to the extent we expected. We also believe that fiscal 2000 sales were adversely effected by changes in the Company's sales team in fiscal 1999. Hardware sales in the Asia region increased from the prior year by $1.5 million or 30%, South America hardware sales increased by $473,000 or 164% and European and Middle Eastern hardware sales increased by $418,000.

        Film licensing revenues for fiscal 2000 decreased approximately $1.9 million or 25% compared to the comparable prior year period. This was primarily due to certain theaters that signed multiple year contracts in fiscal 1999. The Company recognized the revenue in the prior year, consequently no revenue was recognized in the current year for these licenses. In addition, the Company experienced a decline in new hardware installations as compared to last year.

        O&O revenue for fiscal 2000 decreased by approximately $2.7 million or 60% as compared to the same period last year, primarily due to a decrease of approximately $2.4 million in the Touring Division and a decrease in revenue from the fixed site joint ventures of approximately $322,000. The decline in sales and related expenses in the Touring Division is due to the Company's decision to curtail the division in September 1999 and actively pursue the sale of the portable ride simulation theaters. The decrease in joint venture revenue is the result of reduced attendance levels at our joint venture sites.

        Film production and other revenue for fiscal 2000 increased by approximately $940,000 million or 28% compared to the comparable prior year period. This was primarily due to three film production deals in fiscal 2000 compared to one in fiscal 1999.

        COST OF SALES

        Cost of sales primarily includes costs of theatre systems sold, expenses associated with operating portable ride simulation theatres and costs associated with film production and distribution. The cost of theatre systems includes the cost of components, customization, engineering, project management, assembly, system integration, installation and estimated warranty expenses. Also included in cost of sales are royalties payable to a former joint venture partner, which expired in January 2001. The costs associated with film distribution primarily reflect amortization of film production costs and royalties paid to third parties. The cost of sales associated with operating portable ride simulation theatres includes costs for personnel, depreciation, event fees, fuel, insurance and maintenance.

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

COMPANY'S SEASONALITY AND FLUCTUATING QUARTERLY RESULTS

        The following tables set forth unaudited data regarding operations for each quarter of fiscal 2000 and 2001. This quarterly information has been prepared on the same basis as the annual consolidated financial statements and, in management's opinion, contains all adjustments necessary to fairly state the information set forth herein. The operating results for any quarter are not necessarily indicative of results for any future period.

                                             FISCAL 2000                         FISCAL 2001

                                   FIRST       SECOND        THIRD       FOURTH     FIRST      SECOND     THIRD      FOURTH
(DOLLARS IN THOUSANDS)            QUARTER      QUARTER      QUARTER      QUARTER   QUARTER     QUARTER    QUARTER    QUARTER
                                  --------    ---------    ---------    --------   --------    --------   --------   --------
Revenue                           $ 7,609     $ 9,159      $  5,913     $ 5,562    $ 4,912     $ 6,780    $ 5,922    $ 4,590
Cost of Sales                       6,365       7,903         5,474       6,178      4,087       5,080      4,278      2,939
                                  --------    ---------    ---------    --------   --------    --------   --------   --------
Gross Margin                        1,244       1,256           439        (616)       825       1,700      1,644      1,651
Selling, General and
Administrative Expense              2,775       3,375         2,735       2,226      2,013       1,892      1,985      1,722
Impairment of Long-Lived Assets         -           -       (11,658)     (2,174)         -           -          -     (3,242)
                                  --------    ---------    ---------    --------   --------    --------   --------   --------
Interest (income) expense, net         40         (37)           63          43         28          (8)        14        (37)
                                  --------    ---------    ---------    --------   --------    --------   --------   --------
Loss before provision for taxes    (1,571)     (2,082)      (14,017)     (5,059)    (1,216)       (184)      (355)    (3,276)
Provision (benefit) for taxes           -        (199)            -         (23)         6           -          -          -
                                  --------    ---------    ---------    --------   --------    --------   --------   --------
Net loss                          $(1,571)    $(1,883)     $(14,017)    $(5,036)    (1,222)       (184)      (355)   $(3,276)
                                  ========    =========    =========    ========   ========    ========   ========   ========

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

LIQUIDITY AND CAPITAL RESOURCES

        In fiscal 2001, approximately $0.1 million in cash was used in operating activities and $0.9 million was used in financing activities, offset by $0.4 million provided by investing activities. Investing activities primarily consisted of the purchase of property and equipment ($0.5 million) offset by proceeds from the sale of five portable simulation theatres ($1.0 million). Financing activities consisted primarily of payments on capital leases ($0.5 million) and payments on notes payable ($0.2 million).

        At June 30, 2001 the Company had cash and short-term investments of approximately $2.2 million, none of which was restricted. The Company's cash and short-term investment balances have continued to decline since June 30, 2001 and the Company expects to experience further declining balances during the remainder of fiscal 2002. Because of the substantial reductions in the Company's cash balances over the last twelve months, the Company may not be able to continue operations at its current levels. The Company is dependent upon current cash collections to meet its operating needs and pay its current liabilities. The Company has historically experienced significant difficulty in accurately projecting its cash balances. The Company's cash flow is dependent on the timing of delivery of hardware systems, collections and the signing of new contracts, all of which are difficult to predict with accuracy. Further complicating its ability to project cash balances is that the timing of progress payments of the hardware projects are dependent upon achieving certain performance milestones under its hardware sales agreements. In addition, progress payments on some of the Company's hardware sales agreements are not sufficient to provide for the cost of assembly and delivery of the systems, requiring the Company to fund the cash cost of performing on the agreements.

        On August 31, 2001, the Company, SimEx, and Acquisition Co., entered into an agreement and plan of merger pursuant to which SimEx will acquire all of the outstanding shares of the Company's common stock for a total cash consideration of US $2.25 million. Immediately prior to the effective time of the merger, each issued and outstanding share of our common stock will be converted into the right to receive a ratable portion of the US $2.25 million equal to the quotient obtained by dividing (i) US $2.25 million by (ii) the number of shares of our common stock immediately outstanding prior to the effective time of the merger. Assuming the exercise or conversion of all "in-the-money" securities prior to the effective time of the merger, the per share consideration to be offered to our stockholders will be approximately US $0.63. The merger is subject to stockholder approval and other customary closing conditions. If the merger is consummated, the Company will become a wholly owned subsidiary of SimEx.

        In the event the transaction does not close, the Company will need to aggressively seek additional debt or equity financing and other strategic alternatives. However, recent operating losses, the Company's declining cash balances, the Company's historical stock performance, the delisting of the Company's common shares from The Nasdaq Stock Market, the recent decline in revenue, a general economic downturn and a general decrease in investor interest in the Company's industry, may make it difficult for the Company to attract equity investments or debt financing or strategic partners on terms that are deemed favorable to the Company. If the Company's financial condition continues to worsen and it is unable to attract alternative equity or debt financing or other strategic transactions, the Company could be forced to consider steps that would protect its assets against it's creditors. The Company's independent auditor's report contains an emphasis paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern.

        On October 19, 2000, the Company announced the signing of a strategic $4 million investment transaction with the S. Kumars Group, an Indian company. As part of the investment transaction, on October 19, 2000, the Company issued S. Kumars Group a $300,000 convertible subordinated debenture. On January 19, 2001, the Company announced that other than the convertible debenture, the investment transaction was terminated and the Company does not expect to receive any additional funds in connection with that financing.

        The Company is in the process of selling its portable ride simulation theatres, which when sold, will generate cash. The Company is considering a number of other options to improve its financial condition. The Company sold five portable ride simulation units during fiscal 2001. There can be no assurance that any additional ride simulation theatres will be sold.

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

RISK FACTORS

        THERE IS DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

        We have experienced significant operating losses in the current and prior years. Our cash and short-term investment balances continue to decline since June 30, 2001 and we expect to experience further declining balances. We have been unable to pay all of our trade creditors and certain other obligations in accordance with their terms and some of our creditors have refused to provide further products or services except on a C.O.D. basis. We intend to improve liquidity by the continued monitoring and reduction of manufacturing, facility and administrative costs including reduction of personnel and the sale of our portable ride simulation units. We expect that our cash on hand and short-term investments, together with cash generated by operations, cannot sufficiently fund future operating losses and capital requirements. We have attempted to raise additional capital through debt or equity financing and to date have had nominal success. If we are unable to obtain financing on terms acceptable to us, or at all, or if we are unable to consummate the merger with SimEx on a timely basis, we will not be able to accomplish any or all of our initiatives and could be forced to consider steps that would protect our assets against our creditors.

        WE HAVE A HISTORY OF LOSSES AND WE CANNOT ASSURE YOU THAT WE WILL BE ABLE TO ACHIEVE PROFITABLE OPERATIONS IN FISCAL 2002.

        We have not been profitable in six of the last seven years and have an aggregate net loss for the last seven years of $64.2 million. During fiscal 2001, we incurred a net loss of $5.0 million. Because substantial portions of our expenses are fixed and our gross margin is relatively low, achieving profitability depends upon our ability to generate and sustain substantially higher revenues. Although we have implemented plans to increase revenues and operating margin, we can not assure you that we will be able to do so and consequently we may experience additional losses in fiscal 2002.

        OUR COMMON SHARES HAVE BEEN DELISTED FROM THE NASDAQ STOCK MARKET.

        On November 1, 2000, we were notified by the NASDAQ Stock Market that we did not meet continued listing requirements of the NASDAQ Small Capital Market and our common shares were delisted on the close of business on November 1, 2000. Our common stock currently is trading on the Over the Counter Bulletin Board. It may be more difficult to raise additional debt or equity financing while trading on the Over The Counter Bulletin Board. If we are unable to raise additional financing, we will not be able to accomplish our business objectives and may consider steps to protect our assets against creditors.


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

        We believe that our extensive library of films is a competitive advantage and that we must continue to add to our library if we are to be successful. Film production is expensive. We generally spend $100,000 - $2,000,000 to produce a film. We try to reduce the financial impact of a new film by entering into licensing, participation or other financing arrangements with third parties prior to release. However, we typically do not recoup our costs until 2-3 years following a film's release. Even if we are able to reduce the costs of production, we cannot assure you that the films we produce and acquire will be popular. In addition, because our cash balances have continued to decline, we have had to decrease the level of our investment in film software and this may have an adverse impact on our revenues in future periods.

        OUR PRINCIPAL COMPETITORS DEVOTE GREATER FINANCIAL, PERSONNEL AND MARKETING RESOURCES TO THE DEVELOPMENT AND EXPANSION OF COMPETITIVE PRODUCTS.

        We face significant competition in each of the markets in which we operate. Our principal direct competition for customers comes from manufacturers of competing movie-based attractions and manufacturers of traditional amusement park attractions. In addition, there is also competition from systems integrators and some amusement and theme parks developing and constructing their own attractions. We have significantly fewer financial, technical, manufacturing, marketing and other resources than certain of our competitors do. Our competitors may leverage their greater resources to:

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

o    the possibility that new products may make current products obsolete;

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

        Sales to customers outside the United States accounted for approximately 56%, 70% and 58% of our revenues in fiscal 1999, 2000 and 2001, respectively. We believe that international sales will continue to represent a significant portion of our total sales. Our foreign sales subject us to a number of risks including:

o currency fluctuations could make our products unaffordable to foreign purchasers or more expensive compared to those of foreign manufacturers;

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

        OUR CUSTOMERS HAVE THE RIGHT TO TERMINATE THEIR CONTRACTS WITH US IN CERTAIN CIRCUMSTANCES WHICH CAN HAVE AN ADVERSE EFFECT ON OUR CASH FLOW.

        Our hardware sales contracts typically provide that the customer may terminate our contract prior to delivery. However, a customer canceling its contract is obligated to pay to us a cancellation fee equal to the costs committed plus 20%. Customers typically pay a deposit upon execution of a contract. If a customer cancels a contract and the amount of the deposit exceeds the cancellation fee, we are contractually obligated to refund the excess to the customer. In the event of a large refund, we could experience a negative impact on cash flow.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                         REPORT OF INDEPENDENT AUDITORS

        The Board of Directors
        Iwerks Entertainment, Inc.

        We have audited the accompanying consolidated balance sheets of Iwerks Entertainment, Inc. as of June 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Iwerks Entertainment, Inc. at June 30, 2001 and 2000 and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        The accompanying consolidated financial statements have been prepared assuming that Iwerks Entertainment, Inc. will continue as a going concern. As more fully described in Note 1, the Company has a large accumulated deficit and working capital deficiency at June 30, 2001 and has been unable to meet all of its obligations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.





        Los Angeles, California                     Ernst & Young LLP
        August 31, 2001

                           IWERKS ENTERTAINMENT, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                 (IN THOUSANDS)
                                                                           June 30,
                                                                  ---------------------------
                                                                     2000            2001
                                                                  -----------     -----------
Current assets:
     Cash and cash equivalents                                    $    2,733      $   2,191

     Trade accounts receivable, net of allowance for
         doubtful accounts                                             3,963          3,673

     Costs and estimated earnings in excess of billings on
         uncompleted contracts                                         2,194            313

     Inventories                                                       2,650          1,620

     Assets held for sale - current                                      858            368

     Other current assets                                                497             25
                                                                  -----------     -----------
         Total current assets                                         12,895          8,190

Property and equipment at cost, net of accumulated
     depreciation and amortization                                     3,693          3,372

Film inventory at cost, net of accumulated amortization                2,222            520

Goodwill, net of accumulated amortization                              1,953              -

Other assets                                                           3,346          2,072

Assets held for sale - long term                                       1,755          1,291
                                                                  -----------     -----------
        Total assets                                              $   25,864      $  15,445
                                                                  ===========     ===========


                             See accompanying notes.

                           IWERKS ENTERTAINMENT, INC.

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                           June 30,
                                                                     2000            2001
                                                                  -----------   ------------
Current liabilities:
     Accounts payable                                             $    3,943    $    1,099

     Accrued expenses                                                  5,834         6,008

     Notes payable, current portion                                    1,842         1,661

     Billings in excess of costs and estimated
          earnings on uncompleted contracts                            3,797         1,585

     Deferred revenue                                                    136           309

     Capital lease, current portion                                      459             -
                                                                  -------------  -----------
               Total current liabilities                              16,011        10,662

Notes payable, net of current portion                                     333            -

Note payable to shareholder                                                 -          300
                                                                  -------------  -----------
               Total liabilities                                      16,344        10,962

Stockholders' equity:
    Preferred stock, $0.01 par value, 1,000,000 authorized,
    none issued and outstanding                                            -             -
    Common stock, $.001 par value,  50,000,000 shares
    authorized; 3,540,915 (2000) and, 3,540,915 (2001)
    issued and outstanding                                                57            57

Paid-in capital                                                       78,086        78,086

Treasury stock, 91,600 shares at cost                                   (341)         (341)

Warrants                                                                 250           250

Accumulated deficit                                                  (68,532)      (73,569)
                                                                  -------------  -----------
Total stockholders' equity                                             9,520         4,483
                                                                  -------------  -----------
Total liabilities and stockholders' equity                        $   25,864     $  15,445
                                                                  =============  ===========


                             See accompanying notes.

                           IWERKS ENTERTAINMENT, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                   Years ended June 30,
                                                       ---------------------------------------------
                                                           1999            2000            2001
                                                       --------------  --------------  -------------
Revenue                                                  $   34,869      $   28,243     $   22,204

Cost of Sales                                                27,210          25,920        16,384
                                                       --------------  --------------  -------------
Gross margin                                                  7,659           2,323         5,820

Selling, general and administrative expenses                 12,645          11,111         7,612

Impairment of long-lived assets                                   -          13,832         3,242
                                                       --------------  --------------  -------------
Loss from operations                                         (4,986)        (22,620)       (5,034)

Interest income                                                 366             144            95

Interest expense                                               (156)           (253)          (92)
                                                       --------------  --------------  -------------
Loss before provision (benefit) for income taxes             (4,776)        (22,729)       (5,031)

Provision (benefit) for income taxes                              2            (222)            6
                                                       --------------  --------------  -------------
Net loss                                                 $   (4,778)     $  (22,507)    $  (5,037)
                                                       ==============  ==============  =============
Loss per common share - basic and diluted                $    (1.37)     $    (6.53)    $   (1.46)
                                                       ==============  ==============  =============
Weighted average shares outstanding - basic and
diluted                                                   3,520,000       3,449,000      3,449,000
                                                       ==============  ==============  =============


                             See accompanying notes.

                           IWERKS ENTERTAINMENT, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                                 COMMON STOCK                PAID-IN     TREASURY  ACCUMULATED
                                               SHARES    AMOUNT   WARRANTS   CAPITAL      STOCK      DEFICIT       TOTAL
                                               -------   ------   --------   --------    --------  ------------  ---------
Balance at June 30, 1998                        3,527    $   57    $         $ 78,024    $           $ (41,247)   $ 36,834

Common stock options and warrants exercised        13         -         -          60          -             -          60

Purchase of treasury stock                        (92)        -         -           -       (341)            -        (341)

Net loss                                            -         -         -           -          -        (4,778)     (4,778)
                                               -------   ------    -------   ---------   ---------   ----------   ---------
Balance at June 30,  1999                       3,448        57         -      78,084       (341)      (46,025)     31,775

Common stock options and warrants exercised         1         -         -           2          -             -           2

Proceeds from issuance of warrants                  -         -       250           -          -             -         250

Net loss                                            -         -         -           -          -       (22,507)    (22,507)
                                               -------   ------    -------   ---------   ---------   ----------   ---------
BALANCE AT JUNE 30, 2000                        3,449        57       250      78,086       (341)      (68,532)      9,520

NET LOSS                                            -         -         -           -          -        (5,037)     (5,037)
                                               -------   ------    -------   ---------   ---------   ----------   ---------
BALANCE AT JUNE 30, 2001                        3,449    $   57    $  250    $ 78,086    $  (341)    $ (73,569)   $  4,483
                                               =======   ======    =======   =========   =========   ==========   =========


                             See accompanying notes.

                           IWERKS ENTERTAINMENT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                        Year ended June 30,
                                                              ----------------------------------------
OPERATING ACTIVITIES                                             1999          2000           2001
                                                              ----------   ------------   ------------
Net loss                                                      $  (4,778)    $  (22,507)    $  (5,037)
Adjustments to reconcile net loss
  to net cash provided by  (used in) operating activities:
    Depreciation and amortization                                 4,696          5,767         3,259
    Impairment of long-lived assets                                   -         13,832         3,242
    Changes in operating assets and liabilities:
        Trade accounts receivable, net                           (2,098)         1,656          (329)
        Costs and estimated earnings in excess of
           billings on uncompleted contracts                         79           (699)        1,881
        Inventories                                              (1,744)         2,748         1,030
        Other current assets                                        261            (52)          558
        Accounts payable and accrued expenses                       554            364        (2,670)
        Billings in excess of costs and estimated
            earnings on uncompleted contracts                     4,037         (3,211)       (2,212)
        Deferred revenue                                           (298)           126           173
                                                              ----------   ------------   ------------
       Net cash provided by (used in) operating activities          709         (1,976)         (105)

INVESTING ACTIVITIES
Net proceeds from the sale of portable simulation theatres            -              -           954
Investment in limited partnership and joint ventures               (991)           (92)            -
Investment in portable simulation theatres                          (34)           (99)            -
Purchases of property and equipment                              (2,168)          (811)         (511)
Additions to film inventory                                      (1,565)          (649)            -
Investment in debt securities                                       422          2,500             -
                                                              ----------   ------------   ------------
        Net cash (used in) provided by investing activities      (4,336)           849           443

FINANCING ACTIVITIES
Issuance of note payable                                          1,534            363           300
Payments of notes payable                                             -           (207)         (514)
Issuance of warrants                                                  -            250             -
Payments on capital leases                                         (804)          (623)         (459)
Exercise of stock options                                            60              2             -
Repurchase of common stock                                         (341)             -             -
Other                                                              (147)          (142)         (207)
                                                              ----------   ------------   ------------
        Net cash provided by (used in) financing activities         302           (357)         (880)
                                                              ----------   ------------   ------------
Net decrease in cash and cash equivalents                        (3,325)        (1,484)         (542)
Cash and cash equivalents at beginning of year                    7,542          4,217         2,733
                                                              ----------   ------------   ------------
Cash and cash equivalents at end of year                      $   4,217    $     2,733     $   2,191
                                                              ==========   ============   ============



                             See accompanying notes.

SUPPLEMENTAL INFORMATION TO CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Year ended June 30,
                                               ----------------------------------
                                                 1999        2000         2001
                                               --------    --------   -----------
     Cash paid (received) during the year for:
        Interest                               $   163      $   253    $      67

        Income taxes                           $    11      $  (222)   $       6


                             See accompanying notes.

                           IWERKS ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.      GOING CONCERN MATTERS

        The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced significant operating losses. In addition, the Company has been unable to pay all of its trade creditors and certain other obligations in accordance with their terms and some of the Company's creditors have refused to provide further product or services except on a C.O.D. basis. Management intends to improve liquidity in various ways such as (a) the completion of equity or debt financing or other strategic transactions; (b) the continued monitoring and reduction of manufacturing, facility and administrative costs including reduction of personnel; and (c) the sale of its portable ride simulation units. However, there is no assurance that the Company will succeed in accomplishing any or all of these initiatives. The fiscal 2001 consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

        Certain reclassifications were made to the financial statements for the year ended June 30, 1999 and 2000 in order to conform to the fiscal 2001 presentation.

        Revenue and Cost Recognition - Revenue from fixed-price-contracts is recognized on the percentage-of-completion method, measured by the ratio of percentage of labor hours incurred to date to estimated total labor hours for each contract. Management considers expended labor hours to be the best available measure of progress on such contracts. A contract is considered substantially complete upon delivery and acceptance of the product by the customer. These contracts average six to eighteen months in duration.

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

        Iwerks provides a warranty for contracts generally for a period of twelve months. Such warranty costs are included in cost of sales. The warranty accrual as of June 30, 2000 and 2001 was $963,000 and $839,000 respectively, and is included in accrued expenses in the accompanying consolidated balance sheets.

        Iwerks also earns revenues for the production of films for outside parties. Iwerks recognizes such producer fee revenue as the services are rendered.

        Iwerks generally licenses films at agreed-upon minimum amounts. Revenues from film licenses are recognized when the license period begins and the programming is available pursuant to the terms of the license agreement.
        Cash and Cash Equivalents--The Company considers all highly liquid debt instruments with an original maturity of three months or less and money market securities to be cash equivalents.

        Trade Accounts Receivable primarily consists of amounts due on contracts and film licenses. Allowance for doubtful accounts was $933,000 at June 30, 2000 and $1,257,000 at June 30, 2001.

        Inventories consist primarily of simulation system equipment components and are stated at the lower of cost or market on an average cost basis.

        Change in Accounting Principle-In June 2000, Statement of Position 00-2 "Accounting by Producers or Distributors of Films" (SOP 00-2), was issued. SOP 00-2 establishes new financial accounting and reporting standards for producers and distributors of films, including changes in measuring impairment of film costs. The Company adopted the provisions of SOP 00-2 as of July 1, 1999.

        SOP 00-2 requires the use of a fair value approach when measuring impairment of film costs. The Company utilizes discounted cash flows to determine fair value, which differs from the net realizable value approach utilized by the Company pursuant to the previous accounting model and under which cash flows were not discounted. In connection with the adoption of SOP 00-2, the Company recorded a non-cash charge of approximately $202,000 in fiscal 2000 to reduce the carrying value of its film inventory. Such charge is included in cost of sales in the accompanying consolidated statement of operations.

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

        Film inventory is comprised of the following (in thousands):

                                           June 30,
                                       2000         2001
                                    ----------   ----------
Films released                      $  22,865    $ 22,790
Less accumulated amortization         (20,643)     (22,270)
                                    ----------   ----------
                                    $   2,222    $     520
                                    ==========   ==========

        While the Company has ceased production of new films, it is actively engaged as an exclusive distributor of films produced by third parties. In such instances, the Company is entitled to recoupment of its distribution expenses as well as a distribution fee.

        Management estimates that 100% of the costs of its unamortized films will be amortized during fiscal 2002.

        Depreciation and Amortization of Property and Equipment is computed using the straight-line method over the estimated useful lives of the assets, which range from three to ten years. Leasehold improvements are amortized over five years or the remaining term of the lease, whichever is shorter.

        Goodwill (excess purchase price and liabilities assumed over the fair market value of assets acquired) relates to the acquisition of Pioneer Marketing Corporation and a related company (collectively referred to as "Pioneer") and prior acquisitions and is being amortized over 16 to 25 years. Goodwill is reviewed periodically to determine if the facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based upon discounted cash flows of the acquired business over the remaining amortization period, then the carrying value of the related goodwill will be reduced by the estimated shortfalls of cash flows (see
Note 4). Accumulated amortization was $16,209,000 at June 30, 2000 and $0 at June 30, 2001.

        Other Assets - Patents are stated at cost, and are being amortized using the straight-line method over 10 to 25 years. Iwerks acquired a patent in fiscal 1997 in connection with the Pioneer acquisition in the amount of $1,094,000, and a covenant not to compete in the amount of $50,000. Accumulated amortization was $487,000 at June 30, 2000 and $0 at June 30, 2001 (see Note 4). The Company has entered into joint venture arrangements whereby the Company contributes ride simulation theatre equipment and the joint venture partner contributes site improvements. The Company retains title to the assets it contributes to certain joint ventures, and therefore its investment in joint ventures is carried at historical cost and depreciated over 5 years. The Company receives film licensing fees and cash flow income is split between the joint venture partners under the equity method of accounting.

        Long-Lived Assets used in operations or held for sale are reviewed periodically to determine that the carrying values are not impaired and if indicators of impairment are present or if long-lived assets are expected to be disposed of at a loss, impairment losses are recorded (see Note 4).

        Accrued Expenses - The Company provides for commission and applicable royalties on revenue recognized in connection with certain agreements. The commission accrual as of June 30, 2000 and 2001 was $595,000 and $109,000 respectively, and the royalty accrual as of June 30, 2000 and 2001 was $2,646,000 and $2,904,000 respectively. These amounts are included in accrued expenses in the accompanying consolidated balance sheets.

        Deferred Revenue primarily represents advance payments received for theatre service contracts and is recognized as revenue over the life of the respective agreements.

        Research and Development Costs are incurred in the design, construction and testing of prototype systems and are charged to expense as incurred. Research and development expenses amounted to $565,000, $404,000 and $186,000 for the years ended June 30, 1999, 2000 and 2001, respectively and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

        Income Taxes - The Company has applied Statement of Financial Accounting Standards No. 109, (Accounting for Income Taxes), which utilizes the liability method. Deferred income taxes under the liability method arise primarily from the difference between the timing of recognition of certain revenue and expense items for financial reporting and income tax purposes.

        Advertising costs are expensed as incurred. Advertising expense amounted to approximately $251,000, $199,000, and $7,000 in the years ended June 30, 1999, 2000 and 2001, respectively, and is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

        Shipping and handling costs are included in cost of sales in the accompanying consolidated statements of operations.

        Concentration of Credit Risk - The Company conducts credit evaluations of customers and believes the credit risk from its customers to be minimal. The Company generally requires significant foreign sales be supported by irrevocable letters of credit established with the Company as beneficiary.

        Qualified 401k Plan - The Company has a Defined Contribution 401k Plan ("Plan") for all of its eligible employees. Under the Plan, each employee who has attained the age of eighteen and who has completed three months of service with the Company is eligible to become a participant. Each participant is permitted to make tax deferred voluntary contributions of an amount not to exceed the lesser of 15% of his or her respective compensation and the applicable statutory limitation. Effective July 1997, the Company began making matching contributions not to exceed 3% of participants salaries to the Plan, and has consequently recorded an expense of approximately $96,000, $73,000 and $74,000 in fiscal 1999, 2000 and 2001, respectively.

        Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

3.      RESTRICTED CASH

        Included in the June 30, 2000 cash and cash equivalents balance is $1,176,000 of cash received from two customers, which was restricted as to its use. This restriction remained in effect until the Company reached certain milestones related to the completion of each project. The milestones were reached during fiscal 2001 and the cash became available for Company use.

4.      IMPAIRMENT OF LONG-LIVED ASSETS

        The following non-cash charges were included in impairment of long-lived assets for the years ended June 30, 2000 and 2001 (in thousands):

                                                       2000           2001
                                                   -----------    -----------
         Goodwill                                  $      -       $  1,812
         Other Assets                                     -          1,430
         Omni Film International goodwill            11,657              -
         Camera equipment                             1,581              -
         Portable ride simulation theatres              594              -
                                                   -----------    -----------
                                                    $13,832        $ 3,242
                                                   ===========    ===========

        In connection with the proposed merger with Simex Inc. (see Note 19), the Company determined that certain long-term intangible assets were impaired. Accordingly, an impairment loss of approximately $3.2 million was recorded in the year ended June 30, 2001.

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

        As described in Note 5, in September 1999 the Company decided to sell the portable ride simulation theaters of the Touring Division. A non-cash charge of approximately $594,000 was recorded in the fourth quarter of fiscal 2000 to write the portable motion theatres down to their net realizable value.

5.      ASSETS HELD FOR SALE

        In September 1999 the Company decided to sell the assets relating to the Touring Division. These assets are described as the portable ride simulation theatres and are reflected at management's estimate of their net realizable value. Management has discontinued depreciating these assets and will continue to periodically assess the net realizable value of these assets. During fiscal 2001, the Company sold five portable simulation ride theatres for net proceeds of approximately $954,000.

        Touring Division revenues and expenses were $1,192,000 and $2,184,000, respectively in the year ended June 30, 2000 and $204,500 and $63,300, respectively, in the year ended June 30, 2001.

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

                                                           2000          2001
                                                       ----------     ----------
         Depreciation on property and equipment           $1,654       $   832
         Depreciation on portable ride simulation            160             -
         theaters
         Amortization of film inventory                    3,288         1,627
         Amortization of goodwill and other                  665           800
                                                       ----------     ----------

         Total depreciation and amortization              $5,767        $3,259
                                                       ==========     ==========

Depreciation and amortization included in cost of sales was $3,461 and $1,627 for 2000 and 2001, respectively.

8.      BILLINGS IN EXCESS OF COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED
        CONTRACTS

        Billings in excess of costs and estimated earnings on uncompleted contracts at June 30, 2000 and 2001 consist of the following (in thousands):

                                              2000         2001
                                           ----------   -----------
Costs incurred on uncompleted contracts    $  28,016    $  15,249

Estimated earnings                            16,625        6,564
                                           ----------   -----------

                                              44,641       21,813

Less billings to date                        (46,244)     (23,085)
                                           ----------   -----------

                                           $  (1,603)   $  (1,272)
                                           ==========   ===========

        Such costs are included in the accompanying balance sheets at June 30, 2000 and 2001 under the following captions (in thousands):

                                                2000        2001
                                             ---------   ----------
Costs and estimated earnings in excess of
   billings on uncompleted contracts         $  2,194    $    313
Billings in excess of costs and estimated
   earnings on uncompleted contracts           (3,797)     (1,585)
                                             ---------   -----------
                                             $ (1,603)   $ (1,272)

9.      NET LOSS PER COMMON SHARE

        Basic and diluted loss per share is calculated using the weighted average number of common shares outstanding during the period. Options and warrants to purchase 8,029, 2,882 and 4,755 shares of common stock were not included in the computation of diluted loss per common share for the years ended June 30, 1999, 2000 and 2001, respectively, as the effect would be antidulitive.

        During fiscal 2001 there were no shares of common stock issued as a result of exercises of stock options.

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

10.     PROPERTY AND EQUIPMENT

        Property and equipment is stated at cost and is comprised of the following at June 30, 2000, and 2001 (in thousands):

                                                2000         2001
                                              ---------    ---------
Office equipment, furniture and fixtures      $  3,023     $  3,013
Operating equipment                              1,476        1,476
Film production equipment                        4,146        4,599
Demonstration theatres                           3,690        3,690
Leasehold improvements                           1,375        1,442
                                              ---------    ---------
   Total                                        13,710       14,220
Less accumulated depreciation                   (10,017)     (10,848)
                                              ---------    ---------
                                              $  3,693     $  3,372
                                              =========    =========

        Depreciation expense was $1,946,000, $1,814,000 and $1,326,000 for the years ended June 30, 1999, 2000 and 2001, respectively, including amounts related to assets under capital leases.

11.     INCOME TAXES

        Significant components of income tax expense (benefit) are as follows (in thousands):

                                                    Year ended June 30,
                                              1999          2000          2001
                                           ----------    ----------     --------
Current
   Federal                                   $    -        $  (239)     $    -
   State                                          2             10           -
   Foreign                                        -              7           6
                                           ----------    ----------     --------
                                                  2           (222)      $   6
Deferred:
   Federal                                        -              -           -
   State                                          -              -           -
                                           ----------    ----------     --------
                                             $    2        $  (222)      $   6
                                           ==========    ==========     ========


The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense is:

                                                           Year ended June 30,
                                                1999             2000               2001
                                            -------------    --------------    -------------
Provision (benefit) for income taxes
at statutory federal rate of 35%             $   (1,672)      $    (7,877)     $   (1,763)
State and local taxes                                  2                10               -
Foreign taxes                                          -                 7               6
Nondeductible items and
    nontaxable items                                 242             4,277             784
Benefit of net operating loss
    not currently recognized                       1,430             3,361             979
                                            -------------    --------------    -------------
                                              $        2       $      (222)    $         6
                                            =============    ==============    =============

The deferred tax asset at June 30 consists of (in thousands):

                                                1999             2000               2001
                                            -------------    --------------    ------------
Net operating loss                          $    12,480        $  14,480       $    18,000
Reserves                                           (661)            (131)             (464)
Asset impairment reserve                         (1,507)          (2,378)           (2,858)
Deferred revenues                                    27              (73)              (36)
Amortization and depreciation                       767              956             1,093
Other                                                14              (14)               (5)
                                            -------------    --------------    ------------
                                                 11,120           12,840            15,730
Valuation allowance                             (11,120)         (12,840)          (15,730)
                                            -------------    --------------    ------------
                                            $         -        $       -       $         -
                                            =============    ==============    ============

At June 30, 2001, Iwerks had available federal and state tax net operating loss carryforwards of approximately $45,000,000 and $13,000,000 respectively, expiring through 2020. As a result of the merger discussed in Note 19, certain net operating loss carryforwards may be subject to limitation under Internal Revenue Code Section 382.

12.     STOCK OPTIONS AND WARRANTS

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

        The Company has four stock incentive plans adopted in 1987, 1993, 1994 and the 1999 non-employee directors' stock option plan (collectively the "Plans"). In aggregate, 1,000,000 shares of Iwerks Common Stock are reserved for issuance under the Plans. The Company has granted other options to purchase 29,880 shares of Iwerks Common Stock to certain officers outside of these plans. Options generally vest over a four-year period and expire in ten years.

        Terminated employees have 90 days to exercise options, however certain officers, having separation agreements, have as long as 12 months to exercise options. At June 30, 2001, there were 11,784 vested options outstanding relating to one terminated officer, which expire July 2001.

        Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for fiscal year 1999, 2000 and 2001, respectively: risk-free interest rates of 4.84%, 6.50% and 5.29%, weighted-average expected life of the option of 5.00 years, 4.93 years and 4.95 years; zero dividend yields; and a volatility factor of the expected market price of Iwerks' Common Stock of 86%, 100%, and 125%.

        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

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

                                            1999              2000            2001
                                        ------------       ----------     ------------
Pro forma net loss                      $  (5,489)         $ (22,938)     $  (5,312)
Pro forma net loss per share            $    (1.59)        $   (6.65)     $   (1.54)


        A summary of the Company's stock option activities and related information for the years ended June 30 are as follows:

                                           Number of Shares          Weighted Average
                                            (IN THOUSANDS)            EXERCISE PRICE
                                           ----------------          -----------------
Options outstanding July 1, 1998                   668                    $15.29
Options granted                                    128                      4.83
Options exercised                                  (12)                     1.50
Options terminated                                (258)                    17.63
Options exercisable at June 30, 1999               309                     14.32

Options outstanding July 1, 1999                   526                    $11.89
Options granted                                    189                      2.26
Options exercised                                   (1)                     1.19
Options terminated                                (153)                     9.53
Options exercisable at June 30, 2000               418                     11.04

Options outstanding July 1, 2000                   561                   $  9.32
Options granted                                    105                       .31
Options exercised                                    -                         -
Options terminated                                 262                     12.57
Options exercisable at June 30, 2001               234                      7.33


The weighted-average fair value of options granted was $2.14 in fiscal year 1999, $5.08 in fiscal year 2000, and $0.32 in fiscal year 2001.

The following table summarizes information about stock options outstanding at June 30, 2001:

               OPTIONS OUTSTANDING                                           OPTIONS
                 WEIGHTED AVERAGE                                          EXERCISABLE
------------------------------------------------                  -----------------------------
                                      WEIGHTED
                                      AVERAGE
                                     REMAINING       WEIGHTED                        WEIGHTED
  RANGE OF       OUTSTANDING AT     CONTRACTUAL       AVERAGE      EXERCISABLE AT     AVERAGE
  EXERCISE       JUNE 30, 2001          LIFE         EXERCISE       JUNE 30, 2001    EXERCISE
    PRICES       (IN THOUSANDS)       IN YEARS         PRINCE      (IN THOUSANDS)      PRICE
-------------    --------------     ------------     ---------     --------------   -----------
 $0.23-0.31            105              9.4           $  0.31              -         $  0.31
 $0.97-1.26              7              6.4           $  1.06              2         $  1.26
 $1.63-1.69            125              8.6           $  1.63            108         $  1.63
 $2.59-3.72             33              7.5           $  3.28             14         $  3.28
 $4.38-6.34             62              6.3           $  4.96             40         $  5.17
$11.38-17.06            23              4.5            $13.37             22          $13.52
$17.50-25.81            40              4.5            $19.01             40          $19.01
$26.47-31.50             8              3.2            $28.20              8          $28.20
                       ---                                               ---
                       404                                               234
                       ===                                               ===


        As of June 30, 1999, 2000 and 2001 the Company had 164,318, 126,041 and
274,543 shares available for future grants under the Plans. As of June 30, 2001 Iwerks has reserved 678,377 shares of unissued Iwerks Common Stock for issuance upon exercise of options granted under the Plans and outside the Plans.

At June 30, 2001 the Company had 2,286 warrants exercisable at $25.55 per share expiring April 2003.

13.     NOTES PAYABLE

        Notes payable consists of the following:

                                               June 30,
                                           2000        2001
                                         --------    ---------
Customer Note                             $1,354       $1,354
Settlement Note                              336            -
Equipment Note                               485          307
                                         --------    ----------
                                          $2,175       $1,661
Less non-current portion                     333            -
                                         --------    ----------
Current portion of notes payable          $1,842       $1,661
                                         ========    ==========


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

        On June 6, 2000, a settlement agreement for severance pay was reached with a former executive of the Company. The agreement established a note payable ("Settlement Note") for approximately $363,000 that was secured by certain assets of the Company. The Settlement Note did not accrue interest and was paid in full as of June 30, 2001.

        On June 22, 2000, the Company established a $485,000 note payable ("Equipment Note") to purchase certain equipment. The Equipment Note has an 18-month term beginning January 1, 2001 and accrues interest at the rate of 12.5% per annum. Approximately $307,000 in principal payments under the Equipment Note is due in fiscal year 2002.

14.     NOTE PAYABLE TO SHAREHOLDER

        In October 2000, the Company received $300,000 from a shareholder of the Company and issued to such shareholder an 8% convertible subordinated note due October 19, 2005 ("Shareholder Note"). The Shareholder Note is secured by certain assets of the Company. Interest is payable semi-annually and, at the sole discretion of the note holder, may be paid in cash or in the form of common stock of the Company. Should the note holder elect to be paid interest in the form of common stock, the number of shares of common stock to be issued will be determined by dividing the dollar value of the interest due by the market value of the common stock (as defined).

        The note holder has the right, at its option, to convert the principal amount of the Shareholder Note into shares of common stock of the Company at any time prior to the close of business on October 19, 2005. The number of shares to be issued will be determined by dividing the amount of principal to be converted by $2.00. At June 30 2001, the Company has reserved 150,000 shares in connection with the potential conversion of the Shareholder Note.

15.     COMMITMENTS AND CONTINGENCIES

        The Company leases facilities and office equipment under operating leases that expire through 2005. Leases that expire are expected to be renewed or replaced. Rental expense for the years ended June 30, 1999, 2000 and 2001 was approximately $506,000, $538,000, and $437,000, respectively. The fiscal 2001 rental expense was offset by approximately $153,000 of rent received from subleasing one of one of the leased properties.

        Future minimum lease payments under operating leases at June 30, 2001 are as follows (in thousands):

                                                    Operating
                                                        leases
                                                    ----------
         2002                                       $    464

         2003                                            354

         2004                                            300

         2005                                            293

         2006                                            289

         Thereafter                                       72
                                                    ----------
         Total minimum lease                        $  1,772
                                                    ==========

        There are no material legal proceedings to which the Company is a party other than ordinary routine litigation in the course of business. In the opinion of management, based in part on the advice of counsel, resolution of these matters will not have a material adverse impact on the Company's consolidated financial position or results of operations.

        The Company has, from time to time, provided standby letters of credit to customers as performance bonds. The customers may draw on the letters of credit should Iwerks fail to perform under the terms of the contracts. There were two standby letters of credit outstanding as of June 30, 2000 (see Note 3) and no standby letters of credit outstanding as of June 30, 2001.

16.     SIGNIFICANT CUSTOMERS AND GEOGRAPHIC INFORMATION

        The Company operates in one business segment - the manufacture, distribution and operation of entertainment hardware and software.

        Geographic segment information is as follows (in thousands):

                                   1999         2000          2001
                                ----------   ----------   -----------
United States                   $  15,234    $   8,500    $    9,287
Asia                               10,434        9,800         6,173
South America                         550        1,128           458
Europe and Middle East              8,148        8,429         3,756
Canada                                503          386         2,530
                                ----------   ----------   -----------
Total Revenue                   $  34,869    $  28,243     $  22,204
                                ==========   ==========   ===========

        Nearly all of the Company's identifiable assets are located in the United States. In fiscal 1999, 2000 and 2001 the Company had no customers who accounted for more than 10% of consolidated revenues.

17.     STOCKHOLDER RIGHTS PLAN

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

18.     ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

        In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

        The Company will apply the new rules on accounting for goodwill and other intangible assets beginning July 1, 2002. During its fiscal year ended June 30, 2003, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets, but does not believe that the effect of adopting these standards will have a material impact on the earnings and financial position of the Company.

19.     SUBSEQUENT EVENTS

        On August 31, 2001, the Company, SimEx, and Acquisition Co., entered into an agreement and plan of merger pursuant to which SimEx will acquire all of the outstanding shares of the Company's common stock for a total cash consideration of US $2.25 million. Immediately prior to the effective time of the merger, each issued and outstanding share of our common stock will be converted into the right to receive a ratable portion of the US $2.25 million equal to the quotient obtained by dividing (i) US $2.25 million by (ii) the number of shares of our common stock immediately outstanding prior to the effective time of the merger. Assuming the exercise or conversion of all "in-the-money" securities prior to the effective time of the merger, the per share consideration to be offered to our stockholders will be approximately US $0.63. The merger is subject to stockholder approval and other customary closing conditions. If the merger is consummated, the Company will become a wholly owned subsidiary of SimEx.

        On August 21, 2001, SimEx Inc., an Ontario, Canada corporation, purchased a promissory note from the Company in the aggregate principal amount of $200,000. The note does not bear interest and is payable in full on the fourth anniversary of the date of issuance. The Company many prepay the note at any time without penalty. The note is secured by one portable ride simulation unit. SimEx has the right to convert, in whole or in part, at any time the entire unpaid and unconverted balance of the note, into shares of common stock of the Company at a conversion price of sixty-three ($0.63) per Share.

        On July 20, 2001, the Company exercised certain buyout rights and acquired the 50% ownership interest held by Sea Lion Entertainment, Inc. and Pier Theatre Limited Partnership in Discovery Theatre Limited Partnership, a California limited partnership for an aggregate purchase price of $100,000. As a result of the acquisition, the Company, through its subsidiaries, Iwerks Discovery Theatre San Francisco and Cinetropolis, Inc. owns 100% if Discovery Theatre Limited Partnership. Prior to this acquisition, Discovery Theatre Limited Partnership was operated as a joint venture, with the Company, through its subsidiaries, owning a 50% interest and Sea Lion Entertainment, Inc. and Pier Theatre Limited Partnership owning a 50% interest. Discovery Theatre Limited Partnership operates a Turbo Ride theatre attraction on San Francisco's PIER 39. The Company intends to dissolve Discovery Theatre Limited Partnership and transfer its assets to Cinetropolis, Inc.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.


        Information regarding directors and executive officers of the Company will appear in the Proxy Statement for the 2001 Annual Meeting of Stockholders, and is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION.

        Information regarding executive compensation will appear in the Proxy Statement for the 2001 Annual Meeting of Stockholders, and is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        Information regarding security ownership of certain beneficial owners and management of the Company will appear in the Proxy Statement for the 2001 Annual Meeting of Stockholders, and is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        Information regarding certain relationships and related transactions will appear in the Proxy Statement for the 2001 Annual Meeting of Stockholders, and is incorporated herein by this reference.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


(a)            Financial Statements:                             PAGE NUMBER
                                                                 -----------
               Report of Independent Auditors                        26

               Consolidated Balance Sheets
               June 30, 2000 and 2001                                27

               Consolidated Statements of Operations
               Years Ended June 30, 1999, 2000 and 2001              29

               Consolidated Statements of Stockholders' Equity
               Years Ended June 30, 1999, 2000 and 2001              30

               Consolidated Statements of Cash Flows
               Years Ended June 30, 1999, 2000 and 2001              31

               Notes to Consolidated Financial Statements            33


Financial Statement Schedules:

Schedule II - Valuation and Qualifying Accounts for the years ended June 30, 1999, 2000 and 2001.

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

IWERKS ENTERTAINMENT, INC.
   (Registrant)

   By:  /S/ JEFFREY M. DAHL                    By:    /S/ DEBRA L. WISE
        ---------------------------                   -----------------------
        Jeffrey M. Dahl                               Debra L. Wise
        Senior Vice President &                       Vice President &
        Chief Financial Officer                       Chief Accounting Officer

        Date: September 19, 2001                      Date: September 19, 2001


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

           SIGNATURE                              TITLE                          DATE
-------------------------------        ----------------------------       ------------------
      /S/ JEFFREY M. DAHL                 Senior Vice President
-------------------------------          Chief Financial Officer          September 19, 2001
        Jeffrey M. Dahl                (Principal Finance Officer)


     /S/ DONALD W. IWERKS                       Director                  September 19, 2001
--------------------------------         (Chairman of the Board)
        Donald W. Iwerks

                                                Director                  September 19, 2001
       /S/ GARY J. MATUS                (Chief Executive Officer)
--------------------------------
         Gary J. Matus

         /S/ BRUCE BEDA                         Director                  September 19, 2001
--------------------------------
           Bruce Beda

       /S/ PETER HANELT                         Director                  September 19, 2001
--------------------------------
          Peter Hanelt


                                                                    SCHEDULE II

                           IWERKS ENTERTAINMENT, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                       FOR THE YEARS ENDED JUNE 30, 1999, 2000 AND 2001

                                      BALANCE AT
                                     BEGINNING OF                                    BALANCE AT
      CLASSIFICATION                      YEAR          ADDITIONS      WRITE-OFFS    END OF YEAR
      --------------                 --------------    ------------   ------------   -----------
FOR THE YEAR ENDED JUNE 30, 1999      $  1,893,232      $  997,783     $ 1,068,340   $ 1,822,675
Allowance for doubtful accounts

FOR THE YEAR ENDED JUNE 30, 2000      $  1,822,675      $  300,000     $ 1,189,528   $   933,147
Allowance for doubtful accounts

FOR THE YEAR ENDED JUNE 30, 2001      $    933,147      $  630,924     $   307,098   $ 1,256,974
Allowance for doubtful accounts

                                  EXHIBIT INDEX


3.1 Amended and Restated Certificate of Incorporation. Incorporated by reference from Iwerks' Registration Statement on Form S-1, SEC File No. 68022 declared effective on October 19, 1993.

3.2 Certificate of Amendment of Certificate of Incorporation dated August 1, 1997. Incorporated by reference from Registrant's annual Report on Form 10-K for the year ended June 30, 1997.

3.3 Bylaws of Iwerks. Incorporated by reference from Registrant's annual Report on Form 10-K for the year ended June 30, 1995.

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

10.4 1993 Stock Incentive Plan of Iwerks. Incorporated by reference from Iwerks' Registration Statement on Form S-1, SEC Rule No. 68022 declared effective on October 19, 1993.

10.5 Lease for 4540 W. Valerio Street, Burbank, California 91505, dated May 15, 1990, by and between Iwerks as lessee and Sheldon Plutsky as lessor. Incorporated by reference from Iwerks' Registration Statement on Form S-1, SEC Rule No. 68022 declared effective on October 19, 1993.

10.6 Lease for 4520Valerio Street, Burbank, California 91505, dated September 1, 1992, and the Amendment thereto, dated September 22, 1992, by and between Iwerks as lessee and James E. McGraw as lessor. Incorporated by reference from Iwerks' Registration Statement on Form S-1, SEC Rule No. 68022 declared effective on October 19, 1993.

10.7 Lease for 4535 W. Valerio Street, Burbank, California 91505, dated September 11, 1991, by and between Iwerks as lessee and R.C. Associates as lessor. Incorporated by reference from Iwerks' Registration Statement on Form S-1, SEC Rule No. 68022 declared effective on October 19, 1993.

10.8    Intentionally left blank.

10.9 Rights Agreement dated as of May 18, 1995, between Iwerks Entertainment, Inc. and U.S. Stock Transfer Corporation. Incorporated by reference from Registrant's Current Report on Form 8-K filed on May 24, 1995.

10.10 1994 Stock Incentive Plan of Iwerks Entertainment, Inc. Incorporated by reference from Registrant's annual Report on Form 10-K for the year ended June 30, 1995

10.11 Lease Agreement - Matrix Funding Corporation. Incorporated by reference from 10.11 Registrant's annual Report on Form 10-K for the year ended June 30, 1996.

10.12   Separation Agreement dated October 31, 1997 between the Company and Roy
        A. Wright. Incorporated by reference from Registrant's Quarterly Report on Form 10-Q for the quarter and six months ended December 31, 1997.

10.13 Separation Agreement dated October 31, 1997 between the Company and Bruce Hinckley. Incorporated by reference from Registrant's Quarterly Report on Form 10-Q for the quarter and six months ended December 31, 1997.

10.14 Rights Agreement Amendment dated as of July 15, 1997, between Iwerks Entertainment, Inc. and U.S. Stock Transfer Corporation. Incorporated by reference from Registrant's Current Report on Form 8-K filed on August 7, 1997.

10.15 Separation Agreement dated October 31, 1997 between the Company and William J. Battison III. Incorporated by reference from Registrant's Quarterly Report on Form 10-Q for the quarter and six months ended December 31, 1997.

10.16 Employment Agreement dated February 21, 1998 between the Company and Charles Goldwater. Incorporated by reference from Registrant's Registration Statement on Form S-4 filed on March 4, 1998.

10.17 Employment Agreement dated March 2, 1998 between the Company and Dan Griesmer. Incorporated by reference from Registrant's Quarterly Report on Form 10-Q for the quarter and nine months ended March 31, 1998.

10.18 Employment Agreement dated August 3, 1998 between the Company and Jack Shishido. Incorporated by reference from Registrant's Quarterly Report on Form 10-Q for the quarter and three months ended September 30, 1998.

10.19 1998 Non-Employee Directors Stock Option Plan. Incorporated by reference from Registrant's Proxy Statement on Form 14-A filed on October 28, 1998.

10.20 Rights Agreement Amendment dated as of July 16, 1999, between Iwerks Entertainment, Inc. and U.S. Stock Transfer Corporation. Incorporated by reference from Registrant's Current Report on Form 8-K filed on July 23, 1999.

10.21 First Amendment to Schedule as of June 22, 2000, by and between Matrix funding corporation and Iwerks Entertainment, Inc. Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended June 30, 2000.

10.22 Consulting Agreement as of February 15, 2000, between Iwerks Entertainment, Inc. and Gary J. Matus. Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended June 30, 2000.

10.23 A Consulting Agreement as of February 15, 2000, between Iwerks Entertainment, Inc. and Donald W. Iwerks. Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended June 30, 2000.

10.24 Agreement as of March 22, 2000, between Iwerks Entertainment, Inc. and Jeffrey M. Dahl. Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended June 30, 2000.

10.25 Rights Agreement Amendment dated as of September 12, 2000, between Iwerks Entertainment, Inc. and U.S. Stock Transfer Corporation. Incorporated by reference from Registrant's Current Report on Form 8-K filed on December 12, 2000.

10.26 Rights Agreement Amendment dated as of October 24, 2000, between Iwerks Entertainment, Inc. and U.S. Stock Transfer Corporation. Incorporated by reference from Registrant's Current Report on Form 8-K filed on December 12, 2000.

21.1    Subsidiary List.

23.1    Consent of Independent Auditors - Ernst & Young LLP