Form 10-K/A
period 2001-06-30
IWERKS ENTERTAINMENT INC
filed 2001-10-26
CIK 830404

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                                 AMENDMENT NO. 1

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any Amendment to this Form 10-K. [X]

At September 18, 2001, there were outstanding, 3,540,915 shares of the Common Stock of Registrant, and the aggregate market value of the shares held on that date by non-affiliates of Registrant, based on the closing price ($0.54 per share) of the Registrant's Common Stock on The Over the Counter Bulletin Board was $1,735,967. For purposes of this computation, it has been assumed that the shares beneficially held by directors and executive officers of Registrant were held by affiliates; this assumption is not to be deemed to be an admission by such persons that they are affiliates of Registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT


INFORMATION WITH RESPECT TO DIRECTORS AND EXECUTIVE OFFICERS

        The following table sets forth certain information with respect to the directors and executive officers of the Company as of October 15, 2001.

                                      YEAR FIRST
                                      ELECTED OR
                                       APPOINTED
        NAME                  AGE      DIRECTOR        POSITION WITH COMPANY
-------------------------     ---     ----------       ---------------------
CLASS I DIRECTORS
(TERMS TO EXPIRE IN 2002)

Donald W. Iwerks(3)           72        1986           Co-Founder and
                                                       Chairman of the Board

Gary J. Matus(1)              53        1996           Chief Executive Officer and
                                                       Director

CLASS II DIRECTOR
(TERM TO EXPIRE IN 2001)

Peter Hanelt(1)(2)            56        1998           Director

CLASS III DIRECTOR
(TERM TO EXPIRE IN 2003)

Bruce Beda(1)(2)              60        1998           Director


EXECUTIVE
OFFICERS:

Jeffrey M. Dahl               39                       Senior Vice President, Chief
                                                       Financial Officer and
                                                       Secretary

Donald Stults                 63                       Chief Operating Officer

---------------------------
(1) Member of the Audit Committee
(2) Member of the Compensation Committee
(3) Member of the Nominating Committee


     The executive officers of Iwerks are appointed by and serve at the discretion of the Board. There is no family relationship between any director and any executive officer of Iwerks.

DIRECTORS

     DONALD W. IWERKS is a co-founder of Iwerks and has been a director since Iwerks' inception and has served as Chairman of the Board and a consultant to the Company since February 2000. Mr. Iwerks served as Chief Technical Officer of Iwerks until his retirement in December 1995 and as Vice Chairman of the Board until September 1999. From 1950 to 1985, Mr. Iwerks was employed by the Walt Disney Studios, where from 1965 to 1985 he was head of the Technical Engineering and Manufacturing Division, which was responsible for the design and manufacture of all film projection systems used in the Disney theme parks.

     GARY J. MATUS has been a director of Iwerks since July 1996 and has served as Chief Executive Officer since February 2000. He also is a general partner of Beneventure Capital, a high technology venture capital and merchant bank headquartered in San Francisco. From December 1989 to May 1998, Mr. Matus served as Executive Vice President of Bank of America, N.T. & S.A., and served as Chief Marketing Officer. From 1989 to 1995, Mr. Matus served as Head of the Entertainment and Media Industries Group at Bank of America, N.T. & S.A. Mr. Matus launched and managed the first California-based office for the worldwide consulting firm of Egon Zehnder International, and early in his career worked for the Colgate Palmolive Company.

     PETER HANELT has been a director of Iwerks since July 1998. On October 1998 Mr. Hanelt was appointed Chief Executive Officer of Natural Wonders, Inc., a specialty retailer of affordable family gifts inspired by the wonders of science and nature. On December 17, 2000, Natural Wonders filed a petition for relief under Chapter 11 in the United States Bankruptcy Court. Prior thereto, from April 1997 to February 1998, Mr. Hanelt was a principal of Regent Pacific Management Corporation, a consulting firm. Mr. Hanelt served as Chief Operating Officer and Chief Financial Officer of Esprit de Corp, an apparel manufacturer, wholesaler and retailer, from October 1993 to February 1997, and as President, Retail Division of Espirit De Corp from August 1995 to April 1996. Also, Mr. Hanelt served as Vice President, Finance and Operations of Saint Francis Memorial Hospital, a private hospital, from September 1992 to October 1993, and Acting Chief Operating Officer and Chief Financial Officer of Post Tool, Inc., the multi-state retailer of power and hand tools, from August 1990 to September 1992. Mr. Hanelt also serves as a member of the board of directors of Shoe Pavilion, Inc., the largest independent off-price footwear retailer on the West Coast, Patelco Credit Union, Interhealth Nutraceuticals.

     BRUCE BEDA has been a director of Iwerks since July 1998. Since February 1995, Mr. Beda has served as President and Chief Executive Officer of Orion Partners LLC, a private investment and consulting company. From December 1986 to January 1995, Mr. Beda served as Chief Financial Officer of Venturedyne Ltd., a private manufacturing conglomerate. Mr. Beda presently serves on the board of directors of Stifel Financial Corp., a financial services company.

EXECUTIVE OFFICERS

     JEFFREY M. DAHL, C.P.A. has served as Iwerks' Senior Vice President, Chief Financial Officer and Secretary since February 1999. From October 1996 to February 1999, Mr. Dahl served as Vice President and Controller of Iwerks. Prior thereto, from January 1994 to October 1996, Mr. Dahl served as Controller of ACT III Broadcasting Inc.

     DONALD STULTS has been with Iwerks since March 1997 and in March 2000 was appointed Chief Operating Officer. Mr. Stults was Founder and President of Pioneer Technology Corp., which was acquired by Iwerks in March 1997. Prior to founding Pioneer, Mr. Stults was with Klynveld, Peat, Marwick & Goerdeler (KPMG International) as a Management Consultant, and DataGraphix, Inc., a manufacturer of computer graphics equipment where he was a Product Manager.

BOARD MEETINGS AND COMMITTEES

     The Board held a total of seven meetings during the fiscal year ended June 30, 2001. The Board has an Audit Committee, a Compensation Committee and a Nominating Committee. During the fiscal year ended June 30, 2001, the Audit Committee held a total of three meetings. During the fiscal year ended June 30, 2001, the Compensation Committee held one meeting. During the fiscal year ended June 30, 2001, the Nominating Committee did not hold a meeting. During the fiscal year ended June 30, 2001, each director attended at least 75% of the meetings of the Board held while he was a director and of the committees of the Board on which he served.

     The Audit Committee's functions include recommending to the Board the engagement of the Company's independent auditors, reviewing and approving the services performed by the independent auditors and reviewing and evaluating the Company's accounting policies and internal accounting controls. The Compensation Committee reviews and approves the compensation of officers and key employees, including the granting of options under the Company's various stock incentive plans. The Nominating Committee is responsible for proposing potential candidates for the Board. Currently, the members of the Audit Committee are Messrs. Gary J. Matus, Bruce Beda and Peter Hanelt, the members of the Compensation Committee are Messrs. Bruce Beda and Peter Hanelt and the Nominating Committee consists of Mr. Donald W. Iwerks.

             SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires the Company's executive officers, directors, and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish the Company with all Section 16(a) forms they file. Based solely on its review of the copies of the forms received by it, the Company believes that, during the year ended June 30, 2001, all of the Company's executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

ITEM 11.   EXECUTIVE COMPENSATION.


SUMMARY COMPENSATION TABLE

        The following table sets forth, as to the Chief Executive Officer and as to each of the other two most highly compensated officers whose compensation exceeded $100,000 during the last fiscal year (the "Named Executive Officers"), information concerning all compensation paid for services to the Company in all capacities for each of the three fiscal years ended June 30 indicated below.

                           SUMMARY COMPENSATION TABLE
                                                                         LONG TERM
                                      ANNUAL COMPENSATION               COMPENSATION
                         ---------------------------------------------- -------------
   NAME & PRINCIPAL                                      OTHER ANNUAL   STOCK OPTION   ALL OTHER
       POSITION            YEAR     SALARY     BONUS    COMPENSATION(1)  AWARDS(2)    COMPENSATION
-----------------------  -------   ---------  --------  --------------- ------------  ------------
Gary J. Matus (3)          2001    $ 162,153         -          $1,500        25,000  $ 14,500(4)
  Chief Executive          2000       22,500         -               -       100,000    15,500(4)
  Officer, Director        1999            -         -               -         3,810    14,500(4)

Jeffrey M. Dahl (5)        2001    $ 153,288         -        $ 12,000             -  $  4,329(6)
    Chief Financial        2000      140,481  $ 24,300          12,000        25,000     3,709(6)
Officer,  Senior Vice      1999      112,923         -          12,000        10,706     3,026(6)
President,
  Secretary

Donald Stults (7)          2001    $ 175,000  $ 10,000        $ 12,000             -  $ 23,285(8)
  Chief Operating          2000      132,804         -           6,000             -    15,000(9)
  Officer                  1999       90,000         -               -             -    18,320(9)

----------------------

(1) Represents a stipend to defray a portion of the Named Executive Officer's commuting expenses.

(2) All numbers reflect the number of shares of Common Stock subject to options granted during the fiscal year.

(3) Mr. Matus joined Iwerks as a director in July 1996. Mr. Matus was appointed Chief Executive Officer in February 2000.

(4)  Represents additional compensation for serving on the Board of Directors.

(5) Mr. Dahl joined Iwerks as Vice President and Controller in October 1996. Mr. Dahl was appointed Senior Vice President, Chief Financial Officer and Secretary in February 1999.

(6)  Represents payments pursuant to the Company's 401(k) plan.

(7) Mr. Stults joined Iwerks in March 1997. Mr. Stults was appointed Chief Operating Officer in March 2000.

(8) Represents royalties on Linear Loop Projectors ($20,660) and payments pursuant to the Company's 401 (k) plan ($2,625).

(9)  Represents royalties on Linear Loop Projectors.

OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth certain information regarding the grant of stock options made during the fiscal year ended June 30, 2001 to the Named Executive Officers.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                             INDIVIDUAL GRANTS
                            --------------------------------------------------    POTENTIAL REALIZABLE
                                          PERCENT OF                                 VALUE AT ASSUMED
                                            TOTAL                                  ANNUAL RATES OF STOCK
                             NUMBER        OPTIONS      EXERCISE                    PRICE APPRECIATION
                               OF         GRANTED TO     OR BASE                    FOR OPTION TERM(1)
                             OPTIONS     EMPLOYEES IN   PRICE PER   EXPIRATION    ----------------------
          NAME              GRANTED(2)  FISCAL YEAR(3)   SHARE(4)       DATE          5%          10%
-----------------------     ----------  --------------  ---------   ----------    --------     --------
Gary J. Matus                25,000       83.33%         $0.31        12/07/10    $ 12,624     $ 20,102

Jeffrey M. Dahl                --           --            --             --           --           --

Donald Stults                  --           --            --             --           --           --

----------------------
(1) The potential realizable value is based on the assumption that the Common Stock appreciates at the annual rate shown (compounded annually) from the date of grant until the expiration of the option term. These amounts are calculated pursuant to applicable requirements of the SEC and do not represent a forecast of the future appreciation of the Common Stock.

(2) The option grant set forth on this chart is exercisable with respect to one-fourth (1/4) of the total shares granted, rounded up to the nearest whole share, on the first anniversary of the date of grant, and thereafter exercisable with respect to one-forty-eighth (1/48) of the total shares, rounded up to the nearest whole share, on the first day of each month until all shares have become exercisable. The options may, at the discretion of the Administrator, become immediately exercisable upon certain change of control events. The option set forth in this chart was granted for a term of 10 years.

(3) Options covering an aggregate of 30,000 shares were granted to eligible employees during the fiscal year ended June 30, 2001.

(4) The exercise price and tax withholding obligations related to exercise may be paid by delivery of already owned shares, subject to certain conditions.

STOCK OPTIONS HELD AT FISCAL YEAR-END


     During the fiscal year ended June 30, 2001, no Named Executive Officer exercised any stock options. The following table sets forth, for each of the Named Executive Officers, certain information regarding the number of shares of Common Stock underlying stock options held at fiscal year-end and the value of options held at fiscal year-end based upon the last reported sales price of the Common Stock on the Over The Counter Bulletin Board Market on June 30, 2001 ($0.33 per share).

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                      NUMBER OF               VALUE OF ALL
                                     UNEXERCISED           UNEXERCISED IN-THE-
                                      OPTIONS AT             MONEY OPTIONS AT
                                    FISCAL YEAR-END          FISCAL YEAR-END
                                    ---------------        -------------------
                                     EXERCISABLE/             EXERCISABLE/
           NAME                      UNEXERCISABLE            UNEXERCISABLE
-----------------------------       ---------------        -------------------
Gary J. Matus                       115,180/30,623              $0/$500
Jeffrey M. Dahl                      19,535/28,808               $0/0
Donald Stults                          14,286/0                  $0/0


COMPENSATION OF DIRECTORS

     Upon the initial election or appointment to the Board, a member of the Company's Board of Directors (the "Director") is granted, effective as of the date of the first meeting of the Board attended by the Director after his or her appointment or election, a ten-year option to purchase 10,000 shares of Common Stock. Each Director who is then serving on the Board is granted effective on the date of each annual meeting of the Company's stockholders (or any special meeting in lieu of an annual meeting), a ten-year option to purchase the number of shares of Common Stock determined by dividing $50,000 by the per share fair market value of the Common Stock on the date of grant, up to a maximum of 25,000 shares. All of the above-described options vest over four years. In addition, each Director receives an annual retainer fee of $8,000, which is paid quarterly. Further, each Director is entitled to receive $1,000 for in-person Board meetings, $500 for telephonic Board meetings and committee meetings and reimbursement for travel expenses incurred on behalf of Iwerks.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Messrs. Bruce Beda and Peter Hanelt served as members of the Board's Compensation Committee during the year ended June 30, 2001.

     The Company has no interlocking relationships involving any of its Compensation Committee members which would be required by the Securities and Exchange Commission (the "SEC") to be reported in this Amendment to Annual Report on Form 10-K and no officer or employee of the Company presently serves on its Compensation Committee.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


PRINCIPAL STOCKHOLDERS

     The following table sets forth as of August 31, 2001 certain information relating to the ownership of Common Stock by (a) each person known by Iwerks to be the beneficial owner of more than 5% of the outstanding shares of the Common Stock, (b) each of our directors, (c) each Named Executive Officer and (d) all of the executive officers and directors of Iwerks as a group. Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each of these persons has the sole voting and investment power with respect to the shares owned. Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act of 1934, as amended. Under this Rule, certain shares may be deemed to be beneficially owned by more than one person (such as where persons share voting power or investment powers). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided; in computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by that person (and only that person) by reason of these acquisition rights on or before October 29, 2001, regardless of whether the market price for the shares underlying such acquisition rights is substantially lower than the price at which the shares may be acquired. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person's actual voting power at any particular date. Unless otherwise indicated, the address of each person is c/o Iwerks Entertainment, Inc., 4520 West Valerio Street, Burbank, California 91505-1046.

                                                    NUMBER              PERCENT
                                                      OF                OF CLASS
NAME AND ADDRESS                                    SHARES               OWNED
-----------------------------------------         ---------             --------
Donald W. Iwerks (1).....................          226,818                6.6%

Gary J. Matus (2)........................          117,494                3.3%

Peter Hanelt (3).........................            9,470                 *

Jeffrey M. Dahl (4)......................           26,418                 *

Bruce Beda (5)...........................           13,756                 *

Donald Stults (6)                                   14,286                 *

S. Kumars Limited (7)....................          700,479               20.3%

All executive officers and directors as
a group (6 persons) .....................         408,242                11.3%

-------------------------
* Less than one percent.

(1) Includes 217,420 shares of Common Stock held by the Donald and Betty Iwerks 1995 Family Trust and 9,298 shares of Common Stock underlying options which are or will become exercisable on or before October 29, 2001.

(2) Includes 116,066 shares of Common Stock underlying options which are or will become exercisable on or before October 29, 2001.

(3) Includes 5,185 shares of Common Stock underlying options which are or will become exercisable on or before October 29, 2001.




(4) Includes 23,561 shares of Common Stock underlying options which are or will become exercisable on or before October 29, 2001.

(5) Includes 5,185 shares of Common Stock underlying options which are or will become exercisable on or before October 29, 2001.

(6) Consists of options to purchase shares of Common Stock which are will become exercisable on or before October 29, 2001.

(7) Based on a report of non-objecting beneficial owners provided by ADP Investor Communication Services as of April 10, 2001.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


CERTAIN TRANSACTIONS WITH MANAGEMENT

     Donald W. Iwerks, the Company's Chief Technical Officer, retired from full time employment with the Company effective December 31, 1995. At that time, Mr. Iwerks was 66 years of age. Beginning January 1, 1997, Mr. Iwerks began receiving "Director" fees. Mr. Iwerks continued to work on a part-time basis, generally two or three days a week, and as compensation for this work he received a $50,000 advisory fee for services rendered through June 30, 1997 and continued to receive Company health benefits coverage until September 1, 1997. Beginning July 1997, in addition to his director fees, Mr. Iwerks received a monthly consulting fee of $5,000. In January 2001, the consulting fee was increased to $10,000 per month. Mr. Iwerks is currently serving as Chairman of the Board and as a consultant to the Company. Iwerks entered into a consulting agreement, as amended, with Mr. Iwerks under which a one-time bonus of $100,000 shall be paid to Mr. Iwerks if either or both of the following events occur: (i) a change in control, or (ii) Iwerks engages in an equity financing transaction whereby the Company issues common stock, preferred stock, other equity securities, options, warrants or other rights to acquire the same and receives gross proceeds from the financing of not less than $3.0 million. The consulting agreement also provides for a termination provision whereby, upon termination, Mr. Iwerks would receive a payment of $10,000 per month for six months.

     Mr. Matus was appointed Chief Executive Officer effective February 15, 2000. Pursuant to a consulting agreement with Iwerks, as amended, Mr. Matus was appointed to serve until July 2002 and receives $15,000 in compensation per month, prorated for any partial months worked. Mr. Matus was granted a fully vested option to acquire 100,000 shares of the Company's common stock at an exercise price of $1.625 per share, exercisable for a ten year period commencing with the occurrence of an event that triggers payment of the bonus (see below). A one-time cash bonus of $100,000 is payable to Mr. Matus if either or both of the following events occur: (i) a change in control, or (ii) Iwerks engages in an equity financing transaction whereby the Company issues common stock, preferred stock, other equity securities, options, warrants or other rights to acquire the same and receives gross proceeds from the financing of not less than $3.0 million. Mr. Matus' consulting agreement also provides for a termination provision whereby, upon termination, Mr. Matus would receive a payment of $15,000 per month for six months. Mr. Matus received $14,500 for his service on the Board of Directors for the fiscal year ended June 30, 2001.

     Mr. Stults was employed by Iwerks in March 1997 in connection with Iwerks' acquisition of Pioneer Marketing Corporation. The terms of Mr. Stults' employment entitle him to an annual salary of $90,000, severance pay of $90,000 if terminated without cause prior to March 4, 2002, and the same benefits generally applicable to all employees of Iwerks. Mr. Stults' employment terms also provide rights to receive royalties from the Company's sales of Linear Loop Projectors in the amount of $2,000 per sale. Effective March 24, 2000, Mr. Stults was appointed Chief Operating Officer of Iwerks. Mr. Stults' annual compensation and severance pay were increased to $175,000 each.

     Mr. Dahl was appointed Iwerks' Senior Vice President, Chief Financial Officer and Secretary in February 1999. The terms of Mr. Dahl's employment entitle him to an annual salary of $159,000 and the same benefits generally applicable to all employees of Iwerks. Pursuant to a bonus agreement between Mr. Dahl and Iwerks, a one-time cash bonus of $100,000 is payable to Mr. Dahl if either or both of the following events occur: (i) a change in control, or (ii) Iwerks engages in an equity financing transaction whereby the Company issues Company common stock, preferred stock, other equity securities, options, warrants or other rights to acquire the same and receives gross proceeds from the financing of not less than $3.0 million.

     In February 1999, Iwerks entered into an agreement with Mr. Dahl that would protect him in the case of a termination without "cause," a "defacto termination" or a "change in control" of Iwerks, each as defined in that agreement. The agreement is intended to provide certain benefits to Mr. Dahl upon the occurrence of any of these events.

     In the event of a termination without cause or a de facto termination, Mr. Dahl will receive (i) a cash amount equal to the base salary which would have been payable to him over the 12 months following the date of termination, computed at the annual rate in effect at the date of termination, (ii) a cash amount equal to the pro rated portion of the performance bonus (computed by reference to the actual number of days he was employed during the applicable fiscal year) which would have been paid to him under Iwerks' performance bonus plan for the fiscal year in which the termination occurs (if any such plan is then in effect) if their employment had continued through the end of the fiscal year and Iwerks had achieved 100% of its scheduled performance goals and (iii) paid up COBRA benefits for him and his family for 12 months following termination. The benefit package described above shall be referred to herein as a "Separation Package." Additionally, all stock options held by Mr. Dahl which are not vested as of the date of termination shall become vested and immediately exercisable and shall remain exercisable for a period of 12 months following the date of termination.

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

Date: October 25, 2001                     IWERKS ENTERTAINMENT, INC.
                                              (Registrant)

                                           By:  /S/ JEFFREY M. DAHL
                                               -------------------------
                                               Jeffrey M. Dahl
                                               Senior Vice President &
                                               Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.


     SIGNATURE                         TITLE                          DATE
---------------------       ---------------------------         ----------------
                               Senior Vice President
                              Chief Financial Officer           October 25, 2001
 /S/ JEFFREY M. DAHL        (Principal Finance Officer)
---------------------
  Jeffrey M. Dahl
                                                                October 25, 2001
         *                           Director
---------------------         (Chairman of the Board)
  Donald W. Iwerks
                                                                October 25, 2001
         *                           Director
---------------------        (Chief Executive Officer)
   Gary J. Matus
                                                                October 25, 2001
         *                           Director
---------------------
     Bruce Beda
                                                                October 25, 2001
         *                           Director
---------------------
    Peter Hanelt


* By:  /S/ JEFFREY M. DAHL
     -----------------------
        Jeffrey M. Dahl
        Attorney-in-fact