Form 10-Q
period 2001-09-30
IWERKS ENTERTAINMENT INC
filed 2001-11-14
CIK 830404

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


     (Mark One)

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 2001

                                       or

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



            4520 West Valerio Street, Burbank, California 91505-1046
            --------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (818) 841-7766
            --------------------------------------------------------
               (Registrant's telephone number including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X           No __.

The number of shares outstanding of the Registrant's Common Stock, $0.001 par value, at November 7, 2001 was 3,540,903 shares.

                           IWERKS ENTERTAINMENT, INC.

                                      INDEX

PART I.   FINANCIAL INFORMATION                                      Page Number

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets as of
          September 30, 2001 and June 30, 2001                             3

          Condensed Consolidated Statements of Operations for
          the Three Months ended September 30, 2001 and 2000               5

          Condensed Consolidated Statements of Cash Flows for
          the Three Months ended September 30, 2001 and 2000               6

          Notes to the Condensed Consolidated Financial Statements         7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             10

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                20

          Signatures                                                      21

                           IWERKS ENTERTAINMENT, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                   September 30,      June 30,
                                                                        2001            2001
                                                                    (Unaudited)       (Audited)
                                                                   -------------     ----------
   Current assets:

        Cash and cash equivalents                                    $    1,985      $    2,191

        Trade accounts receivable, net of allowance for
          doubtful accounts                                               3,408           3,673

        Costs and estimated earnings in excess of billings on
          uncompleted contracts                                             436             313

        Inventories                                                       1,760           1,620

        Assets held for sale - current                                      350             368

        Other current assets                                                 28              25
                                                                   -------------     -----------
            Total current assets                                          7,967           8,190

   Property and equipment at cost, net of accumulated
        depreciation and amortization                                     3,386           3,372

   Film inventory at cost, net of accumulated amortization                  433             520

   Other assets                                                           1,624           2,072

   Assets held for sale - long term                                       1,291           1,291
                                                                   -------------     -----------
           Total assets                                               $  14,701      $   15,445
                                                                   =============     ===========



                             See accompanying notes.

                           IWERKS ENTERTAINMENT, INC.

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                  September 30,       June 30,
                                                                      2001              2001
                                                                   (Unaudited)        (Audited)
                                                                  -------------     ------------
   Current liabilities:

        Accounts payable                                            $      948      $    1,099

        Accrued expenses                                                 5,481           6,008

        Notes payable, current portion                                   1,580           1,661

        Billings in excess of costs and estimated
             earnings on uncompleted contracts                           2,394           1,585

        Deferred revenue                                                   210             309
                                                                    -----------     ------------
                  Total current liabilities                             10,613          10,662

   Note payable, net of current portion                                    200               -

   Note payable to shareholder                                             300             300
                                                                    -----------     ------------
                  Total liabilities                                     11,113          10,962

   Stockholders' equity:

       Preferred stock, $0.01 par value, 1,000,000 authorized,
       none issued and outstanding                                           -               -

       Common stock, $.001 par value,  50,000,000 shares
       authorized; 3,540,915 and, 3,540,915 issued and                      57              57
       outstanding

   Paid-in capital                                                      78,086          78,086

   Treasury stock, 91,600 shares at cost                                  (341)           (341)

   Warrants                                                                250             250

   Accumulated deficit                                                 (74,464)        (73,569)
                                                                    -----------     ------------
   Total stockholders' equity                                            3,588           4,483
                                                                    -----------     ------------
   Total liabilities and stockholders' equity                       $   14,701      $   15,445
                                                                    ===========     ============



                             See accompanying notes.

                           IWERKS ENTERTAINMENT, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                   (UNAUDITED)

                                                                           Three months ended
                                                                              September 30,
                                                                       ----------------------------
                                                                           2001            2000
                                                                       -----------     ------------
Revenue                                                                $    3,868      $     4,912

Cost of Sales                                                               2,836            4,087
                                                                       -----------     ------------
Gross margin                                                                1,032              825

Selling, general and administrative expenses                                1,919            2,019
                                                                       -----------     ------------
Loss from operations                                                         (887)          (1,194)

Interest income                                                                 6               16

Interest expense                                                              (14)             (44)
                                                                       -----------     ------------
Net loss                                                               $     (895)     $    (1,222)
                                                                       ===========     ============
Loss per common share - basic and diluted                              $    (0.26)     $     (0.35)
                                                                       ===========     ============
Weighted average shares outstanding - basic and diluted                 3,449,000        3,449,000
                                                                       ===========     ============



                             See accompanying notes.

                           IWERKS ENTERTAINMENT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)
                           For the three months ended
                                                                            September 30,
                                                                       ------------------------
                                                                         2001          2000
                                                                       ----------    ----------
OPERATING ACTIVITIES
Net loss                                                               $    (895)    $  (1,222)
    Depreciation and amortization                                            531           646
    Changes in operating assets and liabilities                              239           652
                                                                       ----------    ----------
       Net cash (used in) provided by operating activities                  (125)           76

INVESTING ACTIVITIES
Net proceeds from the sale of portable simulation theatres                    18           186
Acquisition of PIER 39 interest                                             (100)            -
Purchases of property and equipment                                         (118)         (110)
                                                                       ----------    ----------
        Net cash (used in) provided by  investing activities                (200)           76

FINANCING ACTIVITIES
Issuance of note payable                                                     200             -
Payments of notes payable                                                    (81)          (83)
Payments on capital leases                                                     -          (135)
                                                                       ----------    ----------
        Net cash provided by (used in) financing activities                  119          (218)
                                                                       ----------    ----------
Net decrease in cash and cash equivalents                                   (206)          (66)
Cash and cash equivalents at beginning of period                           2,191         2,733
                                                                       ----------    ----------
Cash and cash equivalents at end of period                             $   1,985     $   2,667
                                                                       ==========    ==========
Supplemental disclosures
    Interest paid during the period                                    $       8     $      12
                                                                       ==========    ==========
    Income taxes paid during the period                                $       -     $       6
                                                                       ==========    ==========


                             See accompanying notes.

                           IWERKS ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


NOTE 1  - INTRODUCTION


        The accompanying condensed consolidated financial statements of Iwerks Entertainment, Inc. (the "Company") have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of September 30, 2001 and the results of its operations for the three months ended September 30, 2001 and 2000 and the cash flows for the three months ended September 30, 2001 and 2000 have been included. The results of operations for interim periods are not necessarily indicative of the results, which may be realized for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's latest Annual Report on Form 10-K as filed with the SEC.

Certain reclassifications were made to the consolidated financial statements for the three months ended September 30, 2000 to conform to the September 30, 2001 presentation.


NOTE 2  - MERGER TRANSACTION

        On August 31, 2001, the Company, SimEx, Inc., an Ontario, Canada corporation ("SimEx"), and SimEx Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of SimEx, Inc., entered into an agreement and plan of merger pursuant to which SimEx will acquire all of the outstanding shares of the Company's common stock for a total cash consideration of US $2.25 million. Immediately prior to the effective time of the merger, each issued and outstanding share of the Company's common stock will be converted into the right to receive a ratable portion of US $2.25 million equal to the quotient obtained by dividing (i) US $2.25 million by (ii) the number of shares of the Company's common stock outstanding immediately prior to the effective time of the merger. Assuming the exercise or conversion of all "in-the-money" securities prior to the effective time of the merger, the per share consideration to be offered to the Company's stockholders will be approximately US $0.63. The merger is subject to stockholder approval and other customary closing conditions. If the merger is consummated, the Company will become a wholly owned subsidiary of SimEx.


NOTE 3  - PURCHASE OF DISCOVERY THEATRE LIMITED PARTNERSHIP

        On July 20, 2001, the Company exercised certain buyout rights and acquired the 50% ownership interest held by Sea Lion Entertainment, Inc. and Pier Theatre Limited Partnership in Discovery Theatre Limited Partnership, a California limited partnership, for an aggregate purchase price of $100,000. As a result of the acquisition, the Company, through its subsidiaries, Iwerks Discovery Theatre San Francisco Corp. and Cinetropolis, Inc. owned 100% of Discovery Theatre Limited Partnership. Prior to this acquisition, Discovery Theatre Limited Partnership was operated as a joint venture by the Company, through its subsidiaries and Sea Lion Entertainment, Inc. and Pier Theatre Limited Partnership. The former joint venture operated a Turbo Ride theatre attraction on San Francisco's PIER 39. The Company subsequently dissolved Discovery Theatre Limited Partnership and transferred its assets to Cinetropolis, Inc., which continues to operate the Turbo Ride theatre attraction on PIER 39.

NOTE 4  - ASSETS HELD FOR SALE

        In September 1999, the Company decided to sell the assets relating to its Touring Division. These assets are described as the portable ride simulation theatres and are reflected at management's estimate of their net realizable value. Management has discontinued depreciating these assets and will continue to periodically assess the net realizable value of these assets. During fiscal 2001, the Company sold five portable simulation ride theatres for net proceeds of approximately $954,000. No additional sales have been made in fiscal 2002.

NOTE 5  - ISSUANCE OF WARRANTS

        On September 8, 1999, the Company appointed two new outside members to its Board of Directors. The two new members purchased warrants to purchase an aggregate 442,857 shares of Iwerks common stock. The warrants were issued in four tranches of equal amounts ranging in a per share exercise price of $5.01 to $10.50. Certain restrictions apply to the exercise of these warrants, which have a life of five years. These two board members resigned on January 18, 2000. The warrants remain outstanding with the same terms described above.

NOTE 6  - DEPRECIATION AND AMORTIZATION

        Depreciation and amortization expense of property and equipment, goodwill and other is computed using the straight-line method over the estimated useful lives of the assets. Film costs are amortized using the individual film forecast method.

                                                       Three months ended
                                                          September 30,
                                                    --------------------------
                                                       2001            2000
                                                    ----------      ----------
         Depreciation on property and equipment      $320,000        $170,000
         Amortization of film inventory                87,000         293,000
         Amortization of goodwill and other           124,000         183,000
                                                    ----------      ----------
         Total depreciation and amortization         $531,000        $646,000
                                                    ==========      ==========


Depreciation and amortization included in cost of sales was $87,000 and $293,000 for the three months ended September 30, 2001 and 2000, respectively.

NOTE 7  - NOTES PAYABLE

        Notes payable consists of the following:

                                                 Sept. 30,        June 30,
                                                   2001            2001
                                                 ---------       ---------
             Customer Note                         $1,354          $1,354
             Equipment Note                           226             307
             SimEx Note                               200              -
                                                   ------          ------
                                                   $1,780          $1,661
             Less non-current portion                 200              -
                                                   ------          ------
             Current portion of notes payable      $1,580          $1,661
                                                   ======          ======

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

        On June 22, 2000, the Company renegotiated its capital lease and in connection therewith established a $485,000 note payable ("Equipment Note") to purchase certain equipment. The Equipment Note has an 18-month term beginning January 1, 2001 and accrues interest at the rate of 12.5% per annum.

        On August 21, 2001, SimEx purchased a promissory note from the Company in the aggregate principal amount of $200,000 ("SimEx Note"). The note does not bear interest and is payable in full on the fourth anniversary of the date of issuance. The Company may prepay the note at any time without penalty. The note is secured by one portable ride simulation unit. SimEx has the right to convert, in whole or in part, at any time the entire unpaid and unconverted balance of the note, into shares of common stock of the Company at a conversion price of sixty-three cents ($0.63) per share.


NOTE 8  - NET LOSS PER COMMON SHARE

        Basic and diluted loss per share is calculated using the weighted average number of common shares outstanding during the period. Common equivalent shares, consisting of outstanding stock options and warrants are not included in the computation of diluted loss per common share, as the effect would be antidulitive.

        On January 13, 2000, the Company's stockholders approved an amendment to the Company's certificate of incorporation to effect a one for three and one-half reverse stock split with no change in par value, effective for stockholders of record on November 12, 1999. The reverse stock split was effective January 18, 2000. All references to per share amounts and shares outstanding included herein have been retroactively restated to reflect the stock split.

NOTE 9  - INCOME TAXES

        At June 30, 2001, the Company had available federal and state tax net operating loss carryforwards of approximately $45,000,000 and $13,000,000, respectively. The federal and state net operating loss carryforwards expire, in varying amounts, through 2020. As a result of these net operating loss carryforwards and current period losses, the Company's effective tax rate was negligible and consequently no income tax provision or benefit was recorded in the periods presented. Under Section 382 of the Internal Revenue Code, the utilization of the net operating loss carryforwards may be limited based on changes in the percentage of ownership of the Company.

NOTE 10  - LITIGATION

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

This Report contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act. The words "expect", "estimate", "anticipate", "predict", "believe" and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, its directors or officers with respect to, among other things (a) trends affecting the financial condition or results of operations of the Company and (b) the business and growth strategies of the Company. The stockholders of the Company are cautioned not to put undue reliance on such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in this Report, for the reasons, among others, discussed in the Sections - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Future Operating Results." The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should review carefully the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Annual Report on form 10-K filed by the Company on September 24, 2001, as amended on October 26, 2001, and previous Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed by the Company.

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

The Company has developed and manufactured two 15/70 large format cameras and is in the process of completing one additional 15/70 camera. The Company also provides technical and post-production services to third party producers for a fee and maintains a 15/70 and 8/70 projection room at its Burbank facilities for rent to large format filmmakers for use in the post-production process. During 2001, the Company began generating revenues by providing film format conversion services.

The Company's internal executive production staff develops and oversees the production of films for the Company's film productions as well as for third party custom film projects. The Company recognizes revenues and costs associated with the production of films on the percentage of completion method.

OWNED AND OPERATED

Revenues from owned and operated (O&O) consist primarily of ticket sales of the simulation theatre site at PIER 39 in San Francisco. To a lesser extent, the Company generates revenue from portable ride simulation theatres (touring), as well as revenues derived from fixed site joint ventures, which includes the Company's contractual share of the sites' revenues or profits as applicable. In September 1999, the Company determined to shut down the touring division and sell the related assets in an effort to concentrate on its core business.

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

For the three months ended September 30, 2001 the Company recorded revenues of $3,868,000 compared to $4,912,000 for the same period last year. For the three months ended September 30, 2001, the Company recorded a net loss of $895,000 or ($0.26) per share compared to a net loss of $1,222,000 or ($0.35) per share for the same period last year.

REVENUES

Revenue for the three months ended September 30, 2001 decreased $1,044,000 or 21% from the three months ended September 30, 2000.

The following table presents summary information regarding revenues (amounts in thousands):

                                               Three months ended
                                                  September 30,
                                               -------------------
                                                 2001      2000
                                               --------  ---------
       Hardware Sales & Service                $  1,896  $  2,262
       Film Licensing                             1,078       864
       Cameras and Other Production Services        595     1,607
       Owned and Operated                           299       179
                                               --------  ---------
       Total                                   $  3,868  $  4,912
                                               ========  =========


Hardware Sales and Service for the three months ended September 30, 2001 decreased by approximately $366,000 or 16% compared to the same period last year. During the first quarter of fiscal 2002, hardware sales recognized in the Asia-Pacific region and Europe and the Middle East region decreased by approximately $36,000 and $812,000, respectively, from the year ago period. Hardware sales recognized in North America and South America increased by approximately $346,000 and $191,000, respectively, from the year ago period. Revenue generated from Customer Service decreased by approximately $55,000 during the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001. The decrease in hardware sales and service primarily is attributed to the continued economic downturn. Generally, hardware sales are subject to quarterly fluctuations as they are dependent on customer installation dates.

Film Licensing revenues for the quarter ended September 30, 2001 increased by approximately $214,000 or 25% compared to the same period last year. This increase primarily is due to a significant film license agreement signed with a new customer, increased Large Format business and the timing of several new film licensing agreements with existing customers.

Cameras and Other Production Services revenues for the three months ended September 30, 2001 decreased by approximately $1.0 million or 63% compared to the same period last year. The decrease is due to a lack of film production projects in the first quarter of fiscal 2002. The decrease was partially offset by an increase ($207,000) in facility and camera rentals. The increase was the result of increased 15/70 camera rentals and revenue from film conversions, which is a new line of business for the Company.

Owned and Operated revenues for the three months ended September 30, 2001 increased by approximately $120,000 as compared to the same period last year. The increase is primarily due to an increase in PIER 39 related revenues resulting from the Company's acquisition of the remaining interest of the partnership which previously operated the attraction at PIER 39 during the first quarter of fiscal 2002.

COST OF SALES

Cost of sales primarily includes costs of theatre systems sold, costs associated with film production, licensing fees and costs associated with the operation of the PIER 39 theatre. The cost of theatre systems includes the cost of components, customization, engineering, project management, assembly, system integration and installation. Also included in cost of sales are third party commissions and estimated warranty expenses. The costs associated with film license fees primarily reflect amortization of film production costs over the lives of certain films, royalties paid to third parties and the cost of film prints.

Cost of sales as a percentage of sales were 73% for the three months ended September 30, 2001 as compared to 83% for the three months ended September 30, 2000. The decrease resulted from reduced film amortization costs as a result of film write-downs made during fiscal 2001. Also, the lack of low margin film production activity helped reduce the cost of sales in the current quarter. Additionally, improved manufacturing efficiencies resulted in lower hardware cost of sales. Finally, reduced warranty claims resulted in lower customer service cost of sales for the quarter ended September 30, 2001.

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

Selling, general and administrative expenses were approximately $1.9 million and $2.0 million, for the quarters ended September 30, 2001 and 2000, respectively. This decrease primarily is attributable to cost containment efforts relating to expenditures for outside consulting, marketing, travel and entertainment expense and office lease expense.

INTEREST INCOME & EXPENSE

Interest income for the quarters ended September 30, 2001 and 2000 was approximately $6,000 and $16,000, respectively. The decrease resulted primarily from a reduction in the invested cash balances during the three months ended September 30, 2001.

Interest expense for the quarters ended September 30, 2001 and 2000 was approximately $14,000 and $44,000, respectively. The decrease was primarily due to reduced notes payable and capital lease obligation balances in the current quarter as compared to the quarter ended September 30, 2000.

NET LOSS

The Company recorded a net loss of approximately $895,000 in the quarter ended September 30, 2001, compared to a net loss of approximately $1.2 million in the quarter ended September 30, 2000 due to the reasons mentioned above.

LIQUIDITY AND CAPITAL RESOURCES

        In the three months ended September 30, 2001, approximately $125,000 in cash was used in operating activities and $200,000 was used in investing activities, offset by $119,000 provided by financing activities. Investing activities primarily consisted of the purchase of property and equipment ($118,000) and the purchase of a partnership interest ($100,000). Financing activities consisted of the issuance of a new note ($200,000), partially offset by payments on notes payable ($81,000).

        At September 30, 2001, the Company had cash and short-term investments of approximately $2.0 million. The Company's cash and short-term investment balances have continued to decline since June 30, 2001 and the Company expects to experience further declining balances during the remainder of fiscal 2002. Because of the reductions in the Company's cash balances, the Company may not be able to continue operations at its current levels. The Company is dependent upon current cash collections to meet its operating needs and pay its current liabilities. The Company has historically experienced significant difficulty in accurately projecting its cash balances. The Company's cash flow is dependent on the timing of delivery of hardware systems, collections and the signing of new contracts, all of which are difficult to predict with accuracy. Further complicating its ability to project cash balances is that the timing of progress payments of the hardware projects are dependent upon achieving certain performance milestones under its hardware sales agreements. In addition, progress payments on some of the Company's hardware sales agreements are not sufficient to provide for the cost of assembly and delivery of the systems, requiring the Company to fund the cash cost of performing on the agreements.

        On August 31, 2001, the Company, SimEx, and SimEx Acquisition Corporation, entered into an agreement and plan of merger pursuant to which SimEx will acquire all of the outstanding shares of the Company's common stock for a total cash consideration of US $2.25 million. Immediately prior to the effective time of the merger, each issued and outstanding share of the Company's common stock will be converted into the right to receive a ratable portion of US $2.25 million equal to the quotient obtained by dividing (i) US $2.25 million by
(ii) the number of shares of the Company's common stock outstanding immediately prior to the effective time of the merger. Assuming the exercise or conversion of all "in-the-money" securities prior to the effective time of the merger, the per share consideration to be offered to the Company's stockholders will be approximately US $0.63. The merger is subject to stockholder approval and other customary closing conditions. If the merger is consummated, the Company will become a wholly owned subsidiary of SimEx.

        In the event the merger does not close, the Company will need to aggressively seek additional debt or equity financing and other strategic alternatives. However, recent operating losses, the Company's declining cash balances, the Company's historical stock performance, the delisting of the Company's common shares from The Nasdaq Stock Market, the recent decline in revenue, a general economic downturn and a general decrease in investor interest in the Company's industry, may make it difficult for the Company to attract equity investments or debt financing or strategic partners on terms that are deemed favorable to the Company. If the Company's financial condition continues to worsen and it is unable to attract alternative equity or debt financing or other strategic transactions, the Company could be forced to consider steps that would protect its assets against it's creditors. The Company's independent auditor's report, for fiscal year ended June 2001, contains an emphasis paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern.

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

        TERRORISM AND THE UNCERTAINTY OF WAR MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATING RESULTS.

        Terrorist attacks, such as the attacks that occurred in New York and Washington, D.C. on September 11, 2001, the response by the United States on October 7, 2001 and other acts of violence or war may affect the market in which our common stock will trade, the markets in which we operate, our operations and profitability and your investment. Further terrorist attacks against the United States or United States businesses may occur. The potential near-term and long-term effect these attacks may have for our customers, the market for our common stock, the markets for our sales and services and the U.S. economy are uncertain. The consequences of any terrorist attacks, or any armed conflicts which may result, are unpredictable, and we may not be able to foresee events that could have an adverse effect on our markets, our business or your investment.

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

        We believe that our extensive library of films is a competitive advantage and that we must continue to add to our library if we are to be successful. Film production is expensive. We generally spend from $100,000 to $2,000,000 to produce a film. We try to reduce the financial impact of a new film by entering into licensing, participation or other financing arrangements with third parties prior to release. However, we typically do not recoup our costs for two to three years following a film's release. Even if we are able to reduce the costs of production, we cannot assure you that the films we produce and acquire will be popular. In addition, because our cash balances have continued to decline, we have had to decrease the level of our investment in film software and this may have an adverse impact on our revenues in future periods.

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

        Sales to customers outside the United States accounted for approximately 58%, 70% and 56% of our revenues in fiscal 2001, 2000 and 1999, respectively. We believe that international sales will continue to represent a significant portion of our total sales. Our foreign sales subject us to a number of risks including:

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

PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A.      EXHIBITS:

           None.

B.      REPORTS ON FORM 8-K FILED DURING THE QUARTER ENDED SEPTEMBER 30, 2001

           A Current Report on Form 8-K, Item 5, was filed on September 10, 2001, regarding the merger agreement with SimEx, Inc. and SimEx Acquisition Corporation.

                                   SIGNATURES


Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Burbank, State of California on the 14th day of November, 2001.



                           IWERKS ENTERTAINMENT, INC.
                                  (Registrant)


                             By: /S/ JEFFREY M. DAHL
                                --------------------
                              Senior Vice President
                             Chief Financial Officer
                           (Principal Finance Officer)


                              By: /S/ DEBRA L. WISE
                                 ------------------
                           Vice President / Controller
                         (Principal Accounting Officer)


DATE: NOVEMBER 14, 2001